Form 10-Q
period 1996-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1996-08-16
CIK 911016

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 1996      Commission File Number: 0-22610


                       DAVEL COMMUNICATIONS GROUP, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           ILLINOIS                                            37-1064777
           --------                                            ----------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                                  I.D. No.)


                 1429 MASSARO BOULEVARD, TAMPA, FLORIDA 33619
                 --------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                Registrant`s telephone number:  (813) 623-3545


                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X   Yes        No
                                    -----     ------

As of August 13, 1996, the number of shares outstanding of the Registrant`s Common Stock was 4,556,219.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------
              Assets
            ---------
Current assets:
  Cash and cash equivalents                   $ 2,790,901     $ 2,433,143
  Accounts receivable at net                    8,015,577       7,287,498
  Inventory                                       309,129         290,627
  Other current assets                            661,472         487,683
                                              -----------     -----------
     Total current assets                      11,777,079      10,498,951
Property and equipment at net                  24,559,948      20,058,029
Other assets:
  Goodwill at net                               2,250,662       2,392,745
  Other assets                                    548,139         378,203
                                              -----------     -----------
     Total other assets                         2,798,801       2,770,948
                                              -----------     -----------

     Total assets                             $39,135,828     $33,327,928
                                              ===========     ===========
         Liabilities
        -------------
Current liabilities:
  Current maturities of long term debt        $ 2,677,463     $    86,992
  Accounts payable                              1,882,933       1,672,428
  Accrued expenses                              1,344,742       1,210,988
  Cash advances on factored receivables           978,916         697,109
  Income taxes payable                                 --          18,429
                                              -----------     -----------
         Total current liabilities              6,884,054       3,685,946
Long term debt, less current maturities           167,473         204,810
Deferred income taxes                           1,548,025       1,447,300
Stockholders' equity:
  Common stock: authorized 10,000,000
    shares without par value-issued and
    outstanding-4,547,952 shares                   45,480          44,550
  Additional paid-in capital                   19,502,629      18,772,736
  Retained earnings                            10,988,167       9,172,586
                                              -----------     -----------
           Total stockholders' equity          30,536,276      27,989,872
                                              -----------     -----------
          Total liabilities and
           stockholders' equity               $39,135,828     $33,327,928
                                              ===========     ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                              For the Three   For the Three
                                               Months Ended    Months Ended
                                              June 30, 1996   June 30, 1995
                                              --------------  --------------

Revenues:
  Coin calls                                    $ 4,424,523     $ 3,761,377
  Non-coin calls payphones                        3,858,934       3,933,091
  Non-coin calls hospitality                      2,677,320       3,572,796
  Sales of equipment                                106,563         322,273
                                                -----------     -----------
         Total revenues                          11,067,340      11,589,537

Operating costs and expenses:
  Telephone charges-payphones                     1,737,165       1,581,085
  Location commissions-payphones                  1,123,507         923,096
  Service, maintenance & network payphones        1,995,290       1,889,475
  Cost of sales-hospitality                       1,985,848       2,564,332
  Cost of equipment sold and repairs                 83,285         249,177
  Selling, general, and administrative            1,881,361       1,694,686
  Depreciation and amortization                     833,164         877,047
                                                -----------     -----------
     Total operating costs and expenses           9,639,620       9,778,898
                                                -----------     -----------
    Operating profit                              1,427,720       1,810,639
Interest (expense)                                  (14,529)        (15,273)
                                                -----------     -----------
     Earnings before income taxes                 1,413,191       1,795,366
Income taxes                                        537,012         700,193
                                                -----------     -----------
       Net earnings                             $   876,179     $ 1,095,173
                                                ===========     ===========
Earnings per common share                       $       .20     $       .25
                                                ===========     ===========
Average shares outstanding                        4,477,125       4,455,000
                                                ===========     ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                               For the Six    For the Six
                                              Months Ended   Months Ended
                                              June 30, 1996  June 30, 1995
                                              -------------  -------------

Revenues:
  Coin calls                                    $ 8,080,841    $ 6,754,323
  Non-coin calls payphones                        7,581,533      7,297,426
  Non-coin calls hospitality                      5,704,316      6,903,655
  Sales of equipment                                244,077        644,492
                                                -----------    -----------
         Total revenues                          21,610,767     21,599,896

Operating costs and expenses:
  Telephone charges-payphones                     3,334,839      2,934,684
  Location commissions-payphones                  2,072,169      1,727,577
  Service, maintenance & network payphones        3,796,877      3,395,463
  Cost of sales-hospitality                       4,075,369      4,919,936
  Cost of equipment sold and repairs                212,139        472,808
  Selling, general, and administrative            3,587,497      3,309,125
  Depreciation and amortization                   1,605,696      1,656,103
                                                -----------    -----------
     Total operating costs and expenses          18,684,586     18,415,696
                                                -----------    -----------
    Operating profit                              2,926,181      3,184,200
Interest (expense)                                    2,173         37,996
                                                -----------    -----------
     Earnings before income taxes                 2,928,354      3,222,196
Income taxes                                      1,112,773      1,256,656
                                                -----------    -----------
       Net earnings                             $ 1,815,581    $ 1,965,540
                                                ===========    ===========
Earnings per common share                              $.41           $.44
                                                ===========    ===========
Average shares outstanding                        4,466,063      4,455,000
                                                ===========    ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Six     For the Six
                                                              Months Ended    Months Ended
                                                             June 30, 1996   June 30, 1995
                                                             --------------  -------------
Net earnings                                                   $ 1,815,581     $ 1,965,540
 Adjustments to reconcile net earnings to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                                 1,605,696       1,656,103
   (Gain) loss on sale of property and equipment                       947             ---
   Deferred income taxes                                           100,725          77,500
   Change in assets and liabilities, net of
     effects from acquisitions:
     Increase in accounts receivable                              (728,080)     (1,603,438)
     Increase in inventory                                         (18,502)        (88,715)
     Increase in prepaid income taxes                             (297,011)       (110,340)
     Increase in other assets                                      (61,520)       (481,423)
     Increase (decrease) in accounts payable                       210,505        (607,773)
     Increase in accrued expenses                                  415,561         525,026
     Decrease in income taxes payable                              (18,429)       (179,939)
                                                               -----------     -----------
     Net cash provided by operating activities                   3,025,473       1,152,541

Cash flows from investing activities:
 Capital expenditures                                           (3,355,195)     (3,297,961)
 Proceeds from sale of equipment                                     2,000             ---
 Increase in cash value of life insurance                           (6,377)         (4,663)
 Purchase of  pay telephones                                    (2,592,100)     (1,635,837)
                                                               -----------     -----------
     Net cash used in investing activities                      (5,951,672)     (4,938,461)
Cash flows from financing activities:
 Payments on long-term debt                                       (296,866)        (48,261)
 Increase (decrease) in other financing assets                     730,823             ---
 Long-term debt financing                                        2,850,000         347,815
                                                               -----------     -----------
   Net cash provided by (used in) financing activities           3,283,957         299,554
                                                               -----------     -----------
     Net increase (decrease) in cash                               357,758      (3,486,366)
Cash and cash equivalents at beginning of period                 2,433,143       4,900,591
                                                               -----------     -----------
Cash and cash equivalents at end of period                     $ 2,790,901     $ 1,414,225
                                                               ===========     ===========
Supplemental disclosures of cash flow information:
- --------------------------------------------------
  Cash paid during the period:
     Interest on bank loans                                    $    72,116     $    81,538
     Income taxes                                              $   784,021     $ 1,471,225

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month and six month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994. The results of operations for the three month and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

1.   The Company

Davel Communications Group, Inc. and its Subsidiaries taken as a whole (the Company) operates, services and maintains a system of pay telephones in 22 states and provides operator services to these pay telephones as well as motel and hotel telephones in 43 states (hospitality calls). The Company also manufactures, remanufactures and repairs pay telephones and other telecommunications equipment for its own use and for sale to others.

2.   Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3.   Inventories

Inventories, which consists mainly of repair and manufacturing parts and supplies, are carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

4.   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using straight-line and accelerated methods.

5.   Intangible Assets

Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years. Accumulated amortization of goodwill as of June 30, 1996 and 1995, was $549,718 and $327,347, respectively.

Hospitality contracts were contracts in place to provide operator and telecommunication management services to the hospitality industry. These contracts were being amortized on a straight-line basis over five years, which was the expected average length of the contracts including renewals at the time of acquisition. Accumulated amortization of hospitality contracts as of June 30, 1995 was $886,667. These contracts were written off in the fourth quarter of 1995 in accordance with SFAS 121 (See Note B).

The company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of June 30, 1996, management of the Company believes no impairment exists, and therefore no write-downs of intangibles have been made.

6.   Recognition of Revenue

Revenues from coin calls, non coin calls and hospitality calls are recognized as calls are made. When revenue on a telephone call is recorded, an expense is also recorded for fees associated with the call. Revenues from sales of equipment and repairs are recognized when sales are consummated and goods are shipped to the customer.

7.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences include accumulated depreciation and amortization of property and equipment and intangibles and allowance for doubtful accounts.

8.   Earnings Per Share

Earnings per common share is computed on the basis of the average number of shares outstanding during each period.

9.   Cash Equivalents

For purposes of determining cash flows, the Company defines cash and cash equivalents as highly-liquid investments purchased with an original maturity of three months or less.

10.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

NOTE B - NON-RECURRING CHARGE

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). The Company adopted the statement during the year ended December 31, 1995.

In the 1995 fourth quarter, the Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121.

Of the non-recurring charge, $2.7 million related to intangible assets purchased in the April 1994 acquisition of Comtel Computer Corp. Acquired contracts with hotel and motel properties for operator services represented $2.5 million of the charge, and acquired research and development costs represented the remaining $0.2 million. The contracts written off had either disconnected from the Company's long distance network or were expected to disconnect without providing significant future benefits to the Company. The Company determined the future cash flows from these impaired assets to be negligible and considered a complete write-down of the remaining intangible balances to be appropriate.

The balance of the non-recurring charge of $0.4 million ($0.2 million net of tax) represented a write off of uninstalled pay telephone and PBX switching equipment which was made obsolete by 1995 changes to the North American Numbering Plan, the telephone numbering plan used in the United States, Canada, Bermuda, Puerto Rico and the Caribbean countries ("NANP"). This uninstalled equipment was not upgradable to accommodate new area codes created by the changes to the NANP and was determined by the Company to be impaired. All of the Company's remaining equipment has been upgraded or is fully upgradable to comply with the changes to the NANP.

NOTE C - FACTORED ACCOUNTS RECEIVABLE

The Company, through its Hospitality Division, has an agreement with one of its billing agents which provides for the factoring of certain accounts receivable, without recourse, through a third-party commercial finance company. The Company's billing agent has a first lien on the Hospitality Division's accounts receivable submitted as collateral for all of its obligations under the advanced payment agreement. Advances under the agreement bear interest at 4% above the prime rate as published in the Money Rates column of The Wall Street Journal which is in effect on the payment date.

NOTE D - FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities. Due to floating interest rates and values determined using borrowing rates currently available to the Company, long-term debt is also carried at amounts that approximate fair value.

NOTE E - OFFICER'S LIFE INSURANCE

The Company maintains $ 300,000 face amount of insurance on the life of the Chairman of its Board of Directors. In connection with this policy, the Company is the sole beneficiary.

NOTE F - LINE-OF-CREDIT

       The Company has a $15 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with the option to convert up to $10 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.25% on June 30, 1996. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 1996. Principal outstanding on each term loan under the credit facility shall be payable in 36 to 60 monthly installments with the last installment due no later than September 30, 1999. The Company is currently involved in negotiations with Boatmen's to increase the line of credit to $25 million and renew the term for an additional two year period. As of August 13, 1996, the Company had $4.4 million borrowed under the revolving portion of the credit facility.

NOTE G - CAPITAL STOCK TRANSACTIONS

1.     Preferred Stock

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

2.     Stock Options and Warrants

The Company maintains a Stock Option Plan and a Directors' Stock Option Plan. The plans provide for the grant of nonqualified options to purchase shares of common stock.

The exercise price of any option will be equal to the market price of the common stock at the time of the grant. The maximum number of shares of common stock reserved for issuance under the Stock Option Plan and the Directors' Stock Option Plan are 500,000 and 150,000 shares, respectively.

The Compensation Committee of the Company's Board of Directors has recommended and the Board of Directors approved a resolution which was included on the Company's 1995 Proxy Statement to amend and restate the Stock Option Plan to provide for (i) an additional 500,000 shares of Common Stock for issuance thereunder, thereby increasing the total number of shares reserved for issuance under the Stock Option Plan to 1,000,000 and (ii) outright grants of shares of Common Stock in addition to awards of stock options. The Company's stockholders will vote on the proposal to amend and restate the Stock Option Plan at its 1996 Annual Meeting of Stockholders to be held on August 21, 1996.

The Board of Directors also approved other amendments to the Stock Option Plan, including to conform it to the newly enacted rules regarding the administration of employee benefit plans as set forth under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and to conform the Stock Option Plan to the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, by placing an annual limit on the maximum aggregate number of shares underlying options that may be granted to any Participant under the Stock Option Plan. The Board of Directors has selected 200,000 shares of Common Stock as the award limitation.

NOTE H - 401(K) PROFIT SHARING PLAN

The Company maintains a 401(K) profit sharing plan which covers all full-time employees who meet the eligibility requirements as to age and length of service. A participant may elect to have his or her compensation reduced by an amount not to exceed 15% of compensation actually paid. The Company will match 50% of the participants' elective deferrals not exceeding 3% of the participants' compensation.

NOTE I - ACQUISITIONS

On June 4, 1996, the Company completed the acquisition of the assets of Cottonwood Communications of Burlington, IA, including 933 installed pay telephones in Arizona, Iowa and Utah. The purchase price for the assets, which included equipment related to the installed telephones, inventory and location agreements, was $2,592,100 in cash.

On July 12, 1996, the Company completed the acquisition of 664 installed pay telephones and other related assets from Payphone Corporation of America for $1,785,250 in cash. The acquired pay telephones are located primarily in the Washington, D.C. metropolitan area.

NOTE J - SALE OF HOSPITALITY DIVISION

On June 27, 1996, the Company signed a letter of intent to sell its Hospitality Division for $5 million to Portland, Oregon-based Skylink Communications Corp., a privately-held multi-media and telecommunications company which provides movie and television programming and telecommunications services to the hospitality industry. The transaction is subject to satisfactory completion of due diligence, receipt of appropriate regulatory approvals and other customary terms and conditions.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein.

     The Company derives its revenues from three principal sources: coin calls, non-coin calls, including hospitality calls, and sales of equipment and repairs. Coin calls represent calls paid for with coins deposited in the telephone, and the Company recognizes coin revenue in the amount deposited.

     Non-coin or cashless calls made from the Company's pay telephones and hospitality and other telephones to which the Company provides operator services generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the cashless call is handled by the Company through its switch or an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the cashless call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long distance company. Under an unbundled services arrangement, the Company performs certain functions necessary to service cashless calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls.

     The Company also recognizes non-coin revenues from calls that are dialed from its pay telephones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives a small amount of non-coin revenues from certain LECs for intraLATA cashless calls.

     Although the Company manufactures pay telephones primarily for its own use, the Company also sells its pay telephones to other owners and operators of pay telephones and recognizes revenues from these sales. In addition, the Company receives revenues from the remanufacture and repair of telecommunications equipment such as PBXs, key systems and small business systems.

     The principal costs related to the ongoing operation of the Company's pay telephones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to property owners. Service, maintenance and network costs represent the cost of servicing and maintaining the pay telephones on an ongoing basis, costs related to operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services, Costs of equipment sold and repairs include the cost of purchasing new and used equipment and repair parts and the labor and materials necessary to repair and remanufacture the equipment.

     The principal costs related to the Company`s hospitality calls include commissions, network costs and billing and collection costs. Commissions represents payments to property owners. Network costs represents costs related to unbundled services arrangements utilized in providing service to the Company's hospitality customers. The Company provides long distance services to its hospitality customers through use of its switching equipment in Tampa, Florida where it is economically feasible and regulatory approvals have been received.

ACQUISITIONS

     On June 4, 1996, the Company completed the acquisition of the assets of Cottonwood Communications of Burlington, IA, including 933 installed pay telephones in Arizona, Iowa and Utah. The purchase price for the assets, which included equipment related to the installed telephones, inventory and location agreements, was $2,592,100 in cash.

     On July 12, 1996, the Company completed the acquisition of 664 installed pay telephones and other related assets from Payphone Corporation of America for $1,785,250 in cash. The acquired pay telephones are located primarily in the Washington, D.C. metropolitan region.

SALE OF HOSPITALITY DIVISION

     On June 27, 1996, the Company signed a letter of intent to sell its Hospitality Division for $5 million to Portland, Oregon-based Skylink Communications Corp., a privately-held multi-media and telecommunications company which provides movie and television programming and telecommunications services to the hospitality industry. The transaction is subject to satisfactory completion of due diligence, receipt of appropriate regulatory approvals and other customary terms and conditions.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     For the three months ended June 30, 1996, total revenues decreased approximately $522,000 or 5.3%, compared to the three months ended June 30, 1995. The decrease was primarily due to lower call volume from telephones in hotel rooms served by the Company's Hospitality Division and the Company's pay telephones resulting from an increase in dial around calls. Revenues from the Company's Hospitality Division decreased approximately $895,000 or 25.1% compared to the three months ended June 30, 1995, while non-coin revenues from the Company's pay telephones decreased approximately $74,000 or 1.89% from the prior year period.

     Pay telephone revenues increased approximately $589,000 or 7.65% from the three months ended June 30, 1996. This increase was primarily attributable to an increase in coin call revenues from the Company's pay telephones. Coin call revenues increased by approximately $663,000 or 17.6% from the prior year period. The growth in pay telephone revenues was also attributable to an increase from 10,229 pay telephones on June 30, 1995 to 13,263 pay telephones on June 30, 1996.

     Revenues from sales of equipment and repairs decreased by approximately $216,000 or 66.9% due to the closing in August 1995 of the Company's repair and remanufacturing facility in Jacksonville, IL and a shift in the utilization of its technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations.

     Telephone charges related to the Company's pay telephones increased to 21.0% of pay telephone revenues compared to 20.5% in the prior year period. The increase in telephone charges as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly telephone charge on a per phone basis did, however, decrease from $53.62 per month in the three months ended June 30, 1995, to $47.25 per month in the three months ended June 30, 1996. This decrease was primarily attributable to implementation of legislation in the State of Florida in July 1995, which allowed the Company to select a billing option which eliminates measured, local service on certain of the Company's pay telephones in the State. As of June 30, 1996, the Company had 4,373 installed pay telephones in the State of Florida.

     Commissions related to the Company's pay telephone operations increased to 13.6% of pay telephone revenues compared to 12.0% in the prior year period. The increase in commissions as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones.
Service, maintenance and network costs related to the operation of the Company's pay telephones decreased to 24.2% of pay telephone revenues compared to 24.6% in the prior-year period. The decrease was primarily attributable to increased efficiencies in operating the Company's pay telephone routes achieved through the installation of additional pay telephones.

     Cost of equipment sold and repaired increased to 78.2% of sales of equipment and repairs compared to 77.3% in the prior-year period. This increase resulted primarily from a higher concentration of sales of equipment during the quarter as opposed to a higher concentration in the prior period of sales of repairs. The Company has historically experienced lower costs related to the repair of equipment than the sale of equipment.

     Depreciation and amortization decreased approximately $44,000, or 5.0%, from the prior-year period, primarily attributable to the Company's adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No.

121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted the statement during the year ended December 31, 1995. The Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Without the non-recurring charge, depreciation and amortization expense would have been approximately $200,000 higher, the increase over the prior year due primarily to the purchase of additional capital equipment to increase the number of installed pay telephones. Selling, general and administrative ("SG&A") expenses increased approximately $187,000, or 11.0%, from the prior-year period. These increases were primarily attributable to increases in the cost of professional services and salaries and wages.

     Interest expense, net of interest income, remained stable over the prior year period at approximately $15,000 in the three months ended June 30, 1996.

     Net earnings decreased approximately $219,000 or 20.0% from the prior-year period.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     For the six months ended June 30, 1996, total revenues increased approximately $11,000 or 0.5%, compared to the six months ended June 30, 1995. This increase was attributable to revenues generated by an increase in the number of installed pay telephones. Pay telephone revenues increased approximately $1.6 million or 11.5%. The growth in pay telephone revenues was primarily attributable to an increase from 10,229 pay telephones on June 30, 1995 to 13,263 pay telephones on June 30, 1996. Total revenues contributed by the Company's Hospitality Division decreased approximately $1.2 million or 17.4%, during the six months ended June 30, 1996 compared to the prior year period. The lower call volume resulted from an increase in dial around calls placed from motel and hotel rooms to which the Company provides long distance services.

     Pay telephone revenues increased approximately $1.6 million or 11.46% from the six months ended June 30, 1996. This increase was primarily attributable to an increase in coin call revenues from the Company's pay telephones. Coin call revenues increased by approximately $1.3 million or 19.6% from the prior year period. While non-coin call revenues on the Company's pay telephones increased by $284,000 or 3.9% in the six months ended June 30, 1996, the Company experienced lower call volumes on its pay telephones due to an increase in dial around calls over the prior year period.

     Revenues from sales of equipment and repairs decreased by approximately $400,000 or 62.1% due to the closing in August 1995 of the Company's repair and remanufacturing facility in Jacksonville, IL and a shift in the utilization of its technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations.

     Telephone charges related to the Company's pay telephones increased to 21.2% of pay telephone revenues compared to 20.9% in the prior year period. The increase in telephone charges as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly telephone charge on a per phone basis did, however, decrease from $53.14 per month in the six months ended June 30, 1995, to $46.73 per month in the six months ended June 30, 1996. This decrease was primarily attributable to implementation of legislation in the State of Florida in July 1995, which allowed the Company to select a billing option which eliminates measured, local service on certain of the Company's pay telephones in the State. As of June 30, 1996, the Company had 4,373 installed pay telephones in the State of Florida.

     Commissions related to the Company's pay telephone operations increased to 13.2% of pay telephone revenues compared to 12.3% in the prior year period. The increase in commissions as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones.
Service, maintenance and network costs related to the operation of the Company's pay telephones remained stable in the six months ended June 30, 1996 at 24.2% of pay telephone revenues

     Cost of equipment sold and repaired increased to 86.9% of sales of equipment and repairs compared to 73.4% in the prior-year period. This increase resulted primarily from a higher concentration of sales of equipment during the period as opposed to a higher concentration in the prior period of sales of repairs. The increase also resulted from a decrease in revenues from sales of equipment and repairs of approximately $261,000 or 55.1% from the six months ended June 30, 1995. A portion of the Company's cost of equipment sold and repaired is fixed, contributing to the increased cost as a percentage of sales. The Company has also historically experienced lower costs related to the repair of equipment than the sale of equipment.

     Depreciation and amortization decreased approximately $50,000, or 3.0%, from the prior-year period, primarily attributable to the Company's adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted the statement during the year ended December 31, 1995. The Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Without the non-recurring charge, depreciation and amortization expense would have been approximately $400,000 higher, the increase over the prior year due primarily to the purchase of additional capital equipment to increase the number of installed pay telephones. Selling, general and administrative ("SG&A") expenses increased approximately $278,000, or 8.4%, from the prior-year period. This increase was primarily attributable to increases in the cost of professional services and salaries and wages.

     Interest income, net of interest expense, decreased approximately $36,000, or 94.3%, compared to the prior-year period. This decrease resulted primarily from lower cash balances available for investment due to the application of cash for the acquisition of 700 pay telephones in April 1995, and the installation of pay telephones obtained through the Company's internal sales efforts.

     Net earnings decreased approximately $150,000 or 7.6% from the prior-year period.

     The Omnibus Budget Reconciliation Act of 1993 increased the top corporate income tax rate one percentage point to 35% on taxable income in excess of $10 million, effective for tax years beginning on or after January 1, 1993. The Company does not expect to achieve this level of taxable income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30,1996, the Company had a current ratio of 1.71 to 1, as compared to a current ratio of 2.85 to 1 on December 31, 1995. The decrease was primarily attributable to a decrease in working capital from approximately $6.8 million as of December 31, 1995, to approximately $4.9 million as of June 30, 1996. This decrease in working capital resulted primarily from an increase in current maturities of long-term debt from approximately $87,000 on December 31, 1995 to approximately $2.7 million on June 30, 1996. The increase in current maturities of long-term debt related to borrowings on the Company's credit line for the acquisition of 933 pay telephones in June 1996. The Company is currently involved in negotiations to renew its line of credit. The Company`s capital expenditures for the six month periods ended June 30, 1996 and 1995 were $3.4 million and $3.3 million, respectively. The Company`s capital expenditures primarily consisted of the installation of additional pay telephones and were financed with funds generated from continuing operations.

     The Company has a $15 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with the option to convert up to $10 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.25% on June 30, 1996. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 1996. Principal outstanding on each term loan under the credit facility shall be payable in 36 to 60 monthly installments with the last installment due no later than September 30, 1999. The Company is currently involved in negotiations with Boatmen's to increase the line of credit to $25 million and renew the term for an additional two year period. As of August 13, 1996, the Company had $4.4 million borrowed under the credit facility.

     The Company believes that cash generated from operations and available borrowings under the revolving credit facility will be sufficient to fund the Company`s cash requirements, including capital expenditures, for the next three years. The Company also believes that it will be able to fund any acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

IMPACT OF INFLATION

     Inflation is not a material factor affecting the Company`s business. Switching equipment, telephone charges and transmission costs have not increased and in some cases, have decreased over the last several years. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

SEASONALITY

     The Company`s revenues from its pay telephone operating regions are affected by seasonal variations to different degrees. For example, many of the Company`s pay telephones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company`s pay telephones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its pay telephones may in the future result in different seasonal variations in the Company`s results.

     Hotel and motel room telephones to which the Company provides operator services are located in 43 states and, as such, are also subject to seasonal variations and may be affected by lower hotel and motel occupancy during certain seasons throughout the year.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

SIGNATURE
- ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVEL COMMUNICATIONS GROUP, INC.




Date:  August 13, 1996                  /s/ Michael E. Hayes
                                        ------------------------------
                                        Michael E. Hayes
                                        Vice President and Chief
                                         Financial Officer
                                        (PRINCIPAL ACCOUNTING OFFICER)