Form 10-Q
period 1996-09-30
DAVEL COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 911016

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


   For Quarter Ended: September 30, 1996      Commission File Number: 0-22610


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


                 1429 MASSARO BOULEVARD, TAMPA, FLORIDA 33619
                 --------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                Registrant`s telephone number:  (813) 623-3545


                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes        No
                                   -----      -----

As of November 13, 1996, the number of shares outstanding of the Registrant`s Common Stock was 4,556,219.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                               September 30, 1996  December 31, 1995
                                               ------------------  -----------------
          Assets
          ------
Current assets:
  Cash and cash equivalents                        $ 3,029,786        $ 2,433,143
  Accounts receivable at net                         8,337,922          7,287,498
  Inventory                                            296,431            290,627
  Prepaid income taxes                                 866,596                 --
  Other current assets                                 480,507            487,683
                                                   -----------        -----------
     Total current assets                           13,011,242         10,498,951
Property and equipment at net                       26,509,708         20,058,029
Other assets:
  Goodwill at net                                    2,179,620          2,392,745
  Other assets                                         445,290            378,203
                                                   -----------        -----------
     Total other assets                              2,624,910          2,770,948
                                                   -----------        -----------

     Total assets                                  $42,145,860        $33,327,928
                                                   ===========        ===========
         Liabilities
         -----------
Current liabilities:
  Current maturities of long term debt             $    64,104        $    86,992
  Accounts payable                                   1,748,001          1,672,428
  Accrued expenses                                   1,401,942          1,210,988
  Cash advances on factored receivables              1,090,250            697,109
  Income taxes payable                                      --             18,429
                                                   -----------        -----------
         Total current liabilities                   4,304,297          3,685,946
Long term debt, less current maturities              4,550,859            204,810
Deferred income taxes                                1,638,440          1,447,300
Stockholders' equity:
  Common stock: authorized 10,000,000
     shares without par value-issued and
     outstanding-4,556,219 shares                       45,562             44,550
  Additional paid-in capital                        19,587,056         18,772,736
  Retained earnings                                 12,019,646          9,172,586
                                                   -----------        -----------
         Total stockholders' equity                 31,652,264         27,989,872
                                                   -----------        -----------
          Total liabilities and
           stockholders' equity                    $42,145,860        $33,327,928
                                                   ===========        ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                             For the Three       For the Three
                                             Months Ended        Months Ended
                                          September 30, 1996  September 30, 1995
                                          ------------------  ------------------
Revenues:
  Coin calls                                  $ 5,221,293        $ 3,831,504
  Non-coin calls payphones                      4,156,738          4,016,492
  Non-coin calls hospitality                    2,567,197          3,568,484
  Sales of equipment                               68,884            235,559
                                              -----------        -----------
        Total revenues                         12,014,112         11,652,039

Operating costs and expenses:
  Telephone charges-payphones                   1,981,484          1,542,955
  Location commissions-payphones                1,280,215          1,096,892
  Service, maintenance & network payphones      2,303,816          1,833,025
  Cost of sales-hospitality                     1,917,522          2,380,020
  Cost of equipment sold and repairs               66,274            164,976
  Selling, general, and administrative          2,054,024          1,842,613
  Depreciation and amortization                   935,553            902,073
                                              -----------        -----------
     Total operating costs and expenses        10,538,888          9,762,554
                                              -----------        -----------
     Operating profit                           1,475,224          1,889,485
Interest (expense)                               (126,390)             7,962
                                              -----------        -----------
     Earnings before income taxes               1,348,834          1,897,447
Income taxes                                      317,354            740,004
                                              -----------        -----------
        Net earnings                          $ 1,031,480        $ 1,157,443
                                              ===========        ===========
Earnings per common share                     $       .23        $       .26
                                              ===========        ===========
Average shares outstanding                      4,554,247          4,455,000
                                              ===========        ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                             For the Nine               For the Nine
                                             Months Ended               Months Ended
                                          September 30, 1996         September 30, 1995
                                          ------------------         ------------------
Revenues:
  Coin calls                                   $13,302,134             $10,585,826
  Non-coin calls payphones                      11,738,271              11,313,918
  Non-coin calls hospitality                     8,271,513              10,472,139
  Sales of equipment                               312,961                 880,051
                                               -----------             -----------
         Total revenues                         33,624,879              33,251,934

Operating costs and expenses:
  Telephone charges-payphones                    5,316,323               4,477,639
  Location commissions-payphones                 3,352,384               2,824,469
  Service, maintenance & network payphones       6,100,693               5,228,488
  Cost of sales-hospitality                      5,992,891               7,299,957
  Cost of equipment sold and repairs               278,413                 637,784
  Selling, general, and administrative           5,641,521               5,151,737
  Depreciation and amortization                  2,541,249               2,558,176
                                               -----------             -----------
     Total operating costs and expenses         29,223,474              28,178,250
                                               -----------             -----------
    Operating profit                             4,401,405               5,073,684
Interest (expense)                                (124,216)                 45,959
                                               -----------             -----------
     Earnings before income taxes                4,277,189               5,119,643
Income taxes                                     1,430,129               1,996,661
                                               -----------             -----------
       Net earnings                            $ 2,847,060             $ 3,122,982
                                               ===========             ===========
Earnings per common share                             $.63                    $.70
                                               ===========             ===========
Average shares outstanding                       4,495,672               4,455,000
                                               ===========             ===========

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               For the Nine         For the Nine
                                                               Months Ended         Months Ended
                                                            September 30, 1996   September 30, 1995
                                                            -------------------  -------------------

Net earnings                                                    $ 2,847,060         $ 3,122,982
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                                  2,541,248           2,558,176
   (Gain) loss on sale of property and equipment                     (1,432)                318
   Deferred income taxes                                            191,140             115,787
   Change in assets and liabilities, net of
     effects from acquisitions:
     Increase in accounts receivable                             (1,050,424)         (1,785,251)
     Increase in inventory                                           (5,804)            (45,467)
     Increase in prepaid income taxes                              (866,596)                ---
     Increase in other assets                                       (85,761)           (437,337)
     Increase (decrease) in accounts payable                         75,573            (647,612)
     Increase in accrued expenses                                   584,095             380,177
     Decrease in income taxes payable                               (18,429)            (53,150)
                                                                -----------         -----------
      Net cash provided by operating activities                   4,210,670           3,208,623

Cash flows from investing activities:
   Capital expenditures                                          (4,374,793)         (4,590,205)
   Proceeds from sale of equipment                                    7,000              18,610
   Increase in cash value of life insurance                          (7,377)             (5,663)
   Purchase of  pay telephones                                   (4,377,350)         (1,660,837)
                                                                -----------         -----------
           Net cash used in investing activities                 (8,752,520)         (6,238,095)
Cash flows from financing activities:
   Payments on long-term debt                                      (576,839)            (60,030)
   Increase (decrease) in other financing assets                    815,332                 ---
   Long-term debt financing                                       4,900,000             348,749
                                                                -----------         -----------
     Net cash provided by (used in) financing activities          5,138,493             288,719
                                                                -----------         -----------
           Net increase (decrease) in cash                          596,643          (2,740,753)
Cash and cash equivalents at beginning of period                  2,433,143           4,900,591
                                                                -----------         -----------
Cash and cash equivalents at end of period                      $ 3,029,786         $ 2,159,838
                                                                ===========         ===========
Supplemental disclosures of cash flow information:
--------------------------------------------------
   Cash paid during the period:
           Interest on bank loans                               $   224,452         $   121,757
           Income taxes                                         $ 1,606,698         $ 1,943,301

        The accompanying notes are an integral part of these statements

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month and nine month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994. The results of operations for the three month and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

1.     The Company

Davel Communications Group, Inc. and its Subsidiaries taken as a whole (the Company) operates, services and maintains a system of pay telephones in 24 states and provides operator services to these pay telephones as well as motel and hotel telephones in 43 states (hospitality calls). The Company also manufactures, remanufactures and repairs pay telephones and other telecommunications equipment for its own use and for sale to others.

2.     Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3.     Inventories

Inventories, which consist mainly of repair and manufacturing parts and supplies, are carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

4.     Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using straight-line and accelerated methods.

5.     Intangible Assets

Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years. Accumulated amortization of goodwill as of September 30, 1996 and 1995, was $682,972 and $398,806, respectively.

Hospitality contracts were contracts in place to provide operator and telecommunication management services to the hospitality industry. These contracts were being amortized on a straight-line basis over five years, which was the expected average length of the contracts including renewals at the time of acquisition. Accumulated amortization of hospitality contracts as of September 30, 1995 was $1,076,667. These contracts were written off in the fourth quarter of 1995 in accordance with SFAS 121 (See Note B).

The company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of September 30, 1996, management of the Company believes no impairment exists, and therefore no write-downs of intangibles have been made.

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

8.     Earnings Per Share

Earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period.

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

NOTE D - FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, the carrying amounts approximate fair value due to their short maturities. Due to floating interest rates and values determined using borrowing rates currently available to the Company, long-term debt is also carried at amounts that approximate fair value.

NOTE E - OFFICER'S LIFE INSURANCE

The Company maintains $ 300,000 face amount of insurance on the life of the Chairman of its Board of Directors. In connection with this policy, the Company is the sole beneficiary.

NOTE F - LINE-OF-CREDIT

     The Company has a $25 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.25% on September 30, 1996. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of November 13, 1996, the Company had $6.2 million borrowed under the revolving portion of the credit facility.

NOTE G - CAPITAL STOCK TRANSACTIONS

1.     Preferred Stock

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

2.     Stock Options and Warrants

The Company maintains a Stock Option Plan and a Directors' Stock Option Plan. The plans provide for the grant of nonqualified options to purchase shares of common stock and outright grants of Common Stock. The maximum number of shares of common stock reserved for issuance under the Stock Option Plan and the Directors' Stock Option Plan are 1,000,000 and 150,000 shares, respectively.

The Stock Option Plan conforms to the newly enacted rules regarding the administration of employee benefit plans as set forth under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and conforms to the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, by placing an annual limit on the maximum aggregate number of shares underlying options that may be granted to any Participant under the Stock Option Plan. The Board of Directors has selected 200,000 shares of Common Stock as the award limitation.

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

On November 1, 1996, the Company completed the acquisition of 1,011 installed pay telephones and other related assets from Pay Telephone America, Ltd. for $3,500,000 in cash. The acquired pay telephones are located primarily in Mississippi and adjoining states.

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

               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein.

     The Company derives its revenues from three principal sources: coin calls, non-coin calls, including hospitality calls, and sales of equipment and repairs. Coin calls represent calls paid for with coins deposited in the telephone.

     Non-coin or cashless calls made from the Company`s pay telephones and hospitality and other telephones to which the Company provides operator services generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the cashless call is handled by the Company through its switch or an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the cashless call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to
the Company by the long distance company.   Under an unbundled services
arrangement, the Company performs certain functions necessary to service cashless calls, uses the long distance company`s switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls.

     The Company also recognizes non-coin revenues from calls that are dialed from its pay telephones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "Recent Developments". The Company also derives non-coin revenues from certain LECs for intraLATA and local cashless calls.

     The Company also manufactures pay telephones for its own use and receives revenues from the remanufacture and repair of telecommunications equipment such as PBXs, key systems and small business systems for third parties.

     The principal costs related to the ongoing operation of the Company`s pay telephones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to property owners. Service, maintenance and network costs represent the cost of servicing and maintaining the pay telephones on an ongoing basis, costs related to operation of the Company`s switch and, in connection with unbundled services arrangements, the fees paid for those services, Costs of equipment sold and repairs include the cost of purchasing new and used equipment and repair parts and the labor and materials necessary to repair and remanufacture the equipment.

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

     On November 1, 1996, the Company completed the acquisition of 1,011 installed pay telephones and other related assets from Pay Telephone America, Ltd. for $3,500,000 in cash. The acquired pay telephones are located primarily in Mississippi and adjoining states.

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

RECENT DEVELOPMENTS

     On September 20, 1996, the Federal Communications Commission adopted rules pursuant to the Telecommunications Act of 1996 (the "Rules") which require certain providers of long distance services to collectively pay a flat rate of $45.85 per pay telephone per month to providers of pay telephone services from November 8, 1996 through October 1, 1997. The new dial around compensation mechanism replaces the $6.00 flat rate which has been in effect since 1992 and revokes the waivers granted to

AT&T and Sprint which allowed them to pay compensation for dial around calls at a rate of $0.25 per call in lieu of paying their portion of the $6.00 flat rate.

     After October 1, 1997, the $45.85 flat rate will be replaced by a per-call compensation system which will set the rate at $0.35 per dial around call through October 1, 1998, and at a rate equal to the local coin call rate thereafter. The Company believes that the dial around compensation rates and mechanism prescribed in the Rules, upon implementation, will result in additional non coin revenues and earnings for its pay telephone operations. The Rules contain other provisions which are expected to impact the Company's operations. While the Company expects the overall impact of the other provisions to have a positive impact on its operations in the future, the timing nor level of impact on operations can be determined at this time.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     For the three months ended September 30, 1996, total revenues increased approximately $362,000 or 3.1%, compared to the three months ended September 30, 1995. The increase was primarily due to an increase of approximately $1.4 million in coin call revenues generated from the Company's pay telephones over the prior year period. Non-coin revenues from the Company's pay telephones increased approximately $140,000 or 3.5% from the prior year period.

     Revenues from the Company's Hospitality Division decreased approximately $1.0 million or 28.1% compared to the three months ended September 30, 1995 resulting from lower call volume from telephones in hotel rooms served by the Company's Hospitality Division due to an increase in dial around calls and a 12.5% decrease in the number of hotel rooms serviced from 79,438 at September 30, 1995 to 69,549 at September 30, 1996.

     Pay telephone revenues increased approximately $1.5 million or 19.5% from the three months ended September 30, 1996. This increase was primarily attributable to an increase in coin call revenues from the Company's pay telephones. The growth in pay telephone revenues was also attributable to an increase from 10,658 pay telephones on September 30, 1995 to 14,044 pay telephones on September 30, 1996. While non-coin call revenues on the Company's pay telephones increased by $140,000 or 3.5% in the three months ended September 30, 1996, the Company experienced lower non-coin call volumes on its pay telephones due to an increase in dial around calls over the prior year period. In November 1996, the Company expects to begin receiving additional compensation for dial around calls placed from its pay telephones. See "Recent Developments".

     Revenues from sales of equipment and repairs decreased by approximately $167,000 or 70.8% due to the closing in August 1995 of the Company's repair and remanufacturing facility in Jacksonville, IL and a shift in the utilization of its technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations.

     Telephone charges related to the Company's pay telephones increased to 21.1% of pay telephone revenues compared to 19.7% in the prior year period. The increase in telephone charges as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly telephone charge on a per phone basis did, however, decrease from $49.26 per month in the three months ended September 30, 1995, to $47.62 per month in the three months ended September 30, 1996. This decrease was primarily attributable to implementation of legislation in the State of Florida in the third quarter of 1995, which allowed the Company to select a billing option which eliminates measured, local service on certain of the Company's pay telephones in the State. As of September 30, 1996, the Company had 4,171 installed pay telephones in the State of Florida.

     Commissions related to the Company's pay telephone operations decreased to 13.7% of pay telephone revenues compared to 14.0% in the prior year period. The decrease in commissions was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. Service, maintenance and network costs related to the operation of the Company's pay telephones increased to 24.6% of pay telephone revenues compared to 23.4% in the prior-year period. The increase as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly service, maintenance and network costs on a per phone basis did, however, decrease from $58.53 per month in the three months ended September 30, 1995, to $55.37 per month in the three months ended September 30, 1996 due to operating efficiencies achieved through expansion of the Company's installed pay telephone base.

     Cost of equipment sold and repaired increased to 96.2% of sales of equipment and repairs compared to 70.0% in the prior-year period. The increase resulted from a decrease in revenues from sales of equipment and repairs of approximately $167,000 or 70.8% from the three months ended September 30, 1995. A portion of the Company's cost of equipment sold and repaired is fixed, contributing to the increased cost as a percentage of sales.

     Depreciation and amortization increased approximately $33,000, or 3.7%, from the prior-year period. Depreciation and amortization increased less than the proportionally with capital expenditures primarily due to the Company's adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted the statement during the year ended December 31, 1995. The Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Without the non-recurring charge, depreciation and amortization expense would have been approximately $200,000 higher, the increase over the prior year due primarily to the purchase of additional capital equipment to increase the number of installed pay telephones. Selling, general and administrative ("SG&A") expenses increased approximately $211,000, or 11.5%, from the prior-year period. These increases were primarily attributable to costs associated with the opening of three new divisional sales and service offices.

     Interest expense, net of interest income, increased approximately $134,000, from net interest income of approximately $8,000 in the three months ended September 30, 1995, to net interest expense of approximately $126,000 in the three months ended September 30, 1996. The increase in interest expense was attributable to an increase in long term debt from approximately $270,000 at September 30, 1995 to approximately $4.6 million at September 30, 1996, related to the acquisition of approximately 1,600 pay telephones in June and July 1996 for approximately $4.4 million.

     Net earnings decreased approximately $126,000 or 10.9% from the prior-year period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996, total revenues increased approximately $373,000 or 1.1%, compared to the nine months ended September 30, 1995. This increase was attributable to revenues generated by an increase in the number of installed pay telephones.

     Pay telephone revenues increased approximately $3.1 million or 14.3% over the nine month period ended September 30, 1995. The growth in pay telephone revenues was primarily attributable to an increase from 10,658 pay telephones on September 30, 1995 to 14,044 pay telephones on September 30, 1996 and an increase in coin call revenues from the Company's pay telephones. Coin call revenues increased by approximately $2.7 million or 25.7% from the prior year period. While non-coin call revenues on the Company's pay telephones increased by $424,000 or 3.8% in the nine months ended September 30, 1996, the Company experienced lower non-coin call volumes on its pay telephones due to an increase in dial around calls over the prior year period. In November 1996, the Company expects to begin receiving additional compensation for dial around calls placed from its pay telephones. See "Recent Developments".

     Total revenues contributed by the Company's Hospitality Division decreased approximately $2.2 million or 21.0%, during the nine months ended September 30, 1996 compared to the prior year period. The lower call volume resulted from an increase in dial around calls placed from motel and hotel rooms to which the Company provides long distance services and a 12.5% decrease in the number of hotel rooms serviced from 79,438 at September 30, 1995 to 69,549 at September 30, 1996.

     Revenues from sales of equipment and repairs decreased by approximately $567,000 or 64.4% due to the closing in August 1995 of the Company's repair and remanufacturing facility in Jacksonville, IL and a shift in the utilization of its technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations.

     Telephone charges related to the Company's pay telephones increased to 21.2% of pay telephone revenues compared to 20.4% in the prior year period. The increase in telephone charges as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly telephone charge on a per phone basis did, however, decrease from $51.74 per month in the nine months ended September 30, 1995, to $47.06 per month in the nine months ended September 30, 1996. This decrease was primarily attributable to implementation of legislation in the State of Florida in the third quarter 1995, which allowed the Company to select a billing option which eliminates measured, local service on certain of the Company's pay telephones in the State. As of September 30, 1996, the Company had 4,171 installed pay telephones in the State of Florida.

     Commissions related to the Company's pay telephone operations increased to 13.4% of pay telephone revenues compared to 12.9% in the prior year period. The increase in commissions as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones.
Service, maintenance and network costs related to the operation of the Company's pay telephones increased in the nine months ended September 30, 1996 to 24.4% of pay telephone revenues compared to 23.9% of pay telephone revenues in the prior year period. The Company's average monthly service, maintenance and network costs on a per phone basis did, however, decrease from $60.41 per month in the nine months ended September 30, 1995, to $54.01 per month in the nine months ended September 30, 1996 due to operating efficiencies achieved through expansion of the Company's installed pay telephone base.

     Cost of equipment sold and repaired increased to 89.0% of sales of equipment and repairs compared to 72.5% in the prior-year period. The increase resulted primarily from a decrease in revenues from sales of equipment and repairs of approximately $567,000 or 64.4% from the nine months ended September 30, 1995. A portion of the Company's cost of equipment sold and repaired is fixed, contributing to the increased cost as a percentage of sales.

     Depreciation and amortization decreased approximately $17,000, or 0.7%, from the prior-year period, primarily attributable to the Company's adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted the statement during the year ended December 31, 1995. The Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Without the non-recurring charge, depreciation and amortization expense would have been approximately $600,000 higher, the increase over the prior year due primarily to the purchase of additional capital equipment to increase the number of installed pay telephones. Selling, general and administrative ("SG&A") expenses increased approximately $490,000, or 9.5%, from the prior-year period. This increase was primarily attributable to increases in the cost of professional services and salaries and wages, and costs associated with the opening of three new divisional sales and service offices.

     Interest expense, net of interest income, increased approximately $170,000, from net interest income of approximately $46,000 in the nine months ended September 30, 1995, to net interest expense of approximately $124,000 in the nine months ended September 30, 1996. The increase in interest expense was primarily attributable to an increase in long term debt from approximately $270,000 at September 30, 1995 to approximately $4.6 million at September 30, 1996, related to the acquisition of approximately 1,600 pay telephones in June and July 1996 for approximately $4.4 million.

     Net earnings decreased approximately $276,000 or 8.8% from the prior-year period.

     The Omnibus Budget Reconciliation Act of 1993 increased the top corporate income tax rate one percentage point to 35% on taxable income in excess of $10 million, effective for tax years beginning on or after January 1, 1993. The Company does not expect to achieve this level of taxable income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a current ratio of 3.02 to 1, as compared to a current ratio of 2.85 to 1 on December 31, 1995. The increase was primarily attributable to an increase in working capital from approximately $6.8 million as of December 31, 1995, to approximately $8.7 million as of September 30, 1996. This increase in working capital resulted primarily from increases in cash and cash equivalents, accounts receivable and prepaid income taxes. The Company`s capital expenditures, exclusive of acquisitions, for the nine month periods ended September 30, 1996 and 1995 were $4.4 million and $4.6 million, respectively. The Company`s capital expenditures primarily consisted of the installation of pay telephones and were financed with bank borrowings and earnings from operations.

     The Company has a $25 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.25% on September 30, 1996. The interest rate is indexed based on the

Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of November 13, 1996, the Company had $6.2 million borrowed under the revolving portion of the credit facility.

     The Company believes that cash generated from operations and available borrowings under the credit facility will be sufficient to fund the Company`s cash requirements, including capital expenditures, for the next three years. The Company also believes that it will be able to fund any acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DAVEL COMMUNICATIONS GROUP, INC.




Date:  November 13, 1996                /s/ Michael E. Hayes
                                      ------------------------------------------
                                      Michael E. Hayes
                                      Vice President and Chief Financial Officer
                                      (PRINCIPAL ACCOUNTING OFFICER)