Form 10-K
period 1996-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1997-04-01
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996
                                      or
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from            to

                        Commission file number 0-22610

                        DAVEL COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Illinois                                     37-1064777
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       1429 Massaro Boulevard
           Tampa, Florida                                33619
(address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (813) 623-3545

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
                 None

         Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, no par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,445,621. As of March 24, 1997, there were 4,581,269 shares of the registrant's Common Stock outstanding.

                     Documents incorporated by reference:

     Information contained in the registrant's 1997 definitive proxy material to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                    PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

          Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement." Readers of the Report are encouraged to read these cautionary statements carefully.

ITEM 1.  BUSINESS

General

          Davel Communications Group, Inc. (the "Company") is one of the largest independent providers of pay telephone services in the United States. The Company owns and operates a network of over 15,000 pay telephones in 24 states and the District of Columbia, of which over 14,000 are located in 20 southeastern and midwestern states, and provides operator services to these pay telephones through its long distance switching equipment and through contractual relationships with various long distance companies. The Company's pay telephones accept coins as payment for local and long distance calls and can also be used to make "non-coin" or "cashless" calls, including calling card calls, credit card calls, collect calls and third-party billed calls. The Company's pay telephones are located at convenience stores, truck stops, service stations, grocery stores and other locations with a high demand for pay telephone service.

          During the year ending December 31, 1996, the Company also provided operator services to hotel and motel rooms in 43 states through its wholly-owned subsidiary, Comtel Computer Corp. ("Comtel"). On December 31, 1996, the Company sold 100% of the Common Stock of Comtel to Portland, Oregon based Skylink Telecommunications Corp. ("Skylink"). All calls placed from hotel and motel room telephones connected to the Company's network are "non-coin" calls.

          Until December 31, 1996, the Company also manufactured and repaired telecommunications equipment including sophisticated computer-based private branch exchanges ("PBXs") as well as key systems and small business systems. During the fourth quarter of 1996, the Company discontinued its remanufacturing and repair operations. See Note B of Notes to Consolidated Financial Statements for information regarding the Company's discontinued operations.

          The Company's executive offices are located at 1429 Massaro Boulevard, Tampa, Florida 33619 and its telephone number is (813) 623-3545.

Industry Overview

          Calls made from pay telephones have been estimated to represent revenues to the United States telecommunications industry of several billion dollars per year. Pay telephones may be "public," meaning they are owned by local exchange carriers ("LECs") or "independent," meaning they are owned and operated by companies independent of the LECs. Of the approximately 2.2 million pay telephones currently operating in the United States, it is estimated that approximately 1.8 million are public and 350,000 are independent.

          Today's telecommunications marketplace was principally shaped by the court-ordered AT&T Divestiture of its Regional Bell Operating Companies ("RBOCs") which provided local telephone services within their areas of operation. The AT&T Divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T Divestiture have resulted in the creation of new business segments in the telecommunications industry. For example, prior to the AT&T Divestiture, only RBOCs or other LECs were permitted to own and operate pay telephones.

          As part of the AT&T Divestiture, the United States was divided into geographic areas known as Local Access Transport Areas or "LATAs." LECs provide telephone service that both originates and terminates within the same LATA ("intraLATA traffic") pursuant to tariffs filed with and approved by state regulatory authorities. Most state regulatory authorities require LECs to provide local access line service to independent pay telephone companies. See "Business-Regulation."

          Long distance companies provide service between LATAs ("interLATA traffic") and, in some circumstances, may also provide long distance service within LATAs. An interLATA long distance telephone call begins with an originating LEC transmitting the call from the telephone that originates the call to a point of connection with a long distance carrier. The long distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long distance network to the LEC serving the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

Pay Telephone Operations

          As of December 31, 1996 and December 31, 1995, the Company owned and operated 15,281 and 11,163 pay telephones, respectively, an increase of 4,118 installed pay telephones. Substantially all of the Company's pay telephones accept coins as payment for local or long distance calls and can also be used to place local or long distance cashless calls.

Coin Calls

          The Company's pay telephones generate coin revenues primarily from local calls. In all of the territories in which the Company's pay telephones are located, the Company charges the same rates for local coin calls as does the LEC. The maximum rate LECs and independent pay telephone companies may charge for local calls is typically set by state regulatory authorities and in most cases is $0.25 or $0.35. The Company pays local line charges to LECs for each of its installed pay telephones. These line charges cover basic service to the telephone as well as the transport of local coin calls.

          InterLATA long distance coin calls are carried by long distance carriers that have agreed to provide long distance service to the Company's telephones. The Company pays a charge to a long distance carrier each time that carrier transports a long distance call for which the Company receives coin revenue. The Company's pay telephones also generate coin revenue from intraLATA long distance calls. IntraLATA long distance coin calls are carried by the LEC that provides service to the pay telephone. The Company pays a charge to the LEC for transport of these calls.

          On September 20, 1996, the FCC adopted rules and policies to implement
Section 276 of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, governing the pay telephone industry. Among other provisions, the new rules require that local coin rates must generally be deregulated no later than October 1, 1997. See "Regulation-Federal Regulation."

Cashless Calls

          The Company also receives revenues from cashless calls made from its pay telephones. Cashless calls include credit card calls, calling card calls, collect calls and third-party billed calls. Cashless calls from the Company's pay telephones are generally handled by the Company's subsidiary, Phone Zone, Inc. ("Phone Zone"). Phone Zone's switching equipment is located in Tampa, Florida. See "Business--Switching Equipment." Phone Zone performs certain of the operator services necessary to complete cashless calls.

          The services needed to complete a cashless call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with an operator service provider to provide live operators to handle calls requiring them. Billing information is verified and collect calls and credit cards are validated by the Company's switch through one of several companies that provide on-line access to validation databases. The Company contracts for transport of its calls over networks operated by long distance carriers. The Company's switch is programmed to select the most cost-effective carrier and transmission circuit then available to the Company to complete the call as dialed. Billing and collection of call charges is performed for the Company by one of several service bureaus specializing in that activity.

          The Company believes the extensive data processing capabilities of the switch enhance (i) the availability of management information relating to cashless call traffic, (ii) the services provided to property owners, and (iii) the Company's ability to respond to any difficulties in call completion. The switch currently handles interstate long distance cashless calls and certain international cashless calls from over 90% of the Company's pay telephones as well as interLATA/intrastate long distance cashless calls from over 65% of the Company's pay telephones.

          The Company realizes additional revenues from certain long distance companies pursuant to FCC and state regulation as compensation for "dial-around" cashless calls made from its pay telephones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the pay telephone operator, generally by dialing a 1-800 number, a 950-number or a five-digit "10XXX" code before dialing "0" for operator service. Recently enacted rules adopted pursuant to the Telecommunications Act of

1996 are expected to increase the amount of dial around call compensation received by the Company and other independent pay telephone providers. See "Business--Regulation."

Placement of Pay Telephones

          Each of the Company's pay telephones is located in proximity to one of the Company's fifteen regional offices, from which Company employees operate and service these telephones and conduct sales and marketing efforts within the region. The following table sets forth the number of pay telephones installed in each state as of December 31, 1996 and December 31, 1995:

State                     1996    1995
--------------------    ------  ------
Alabama                    154      89
Arkansas                    27       5
Arizona                    675       -
Colorado                     3       -
District of Columbia       172      26
Delaware                    54      56
Florida                  4,148   3,854
Georgia                    606     506
Illinois                   880     770
Iowa                       870     736
Indiana                    202     198
Louisiana                  105       -
Kentucky                   346     290
Maryland                   513     194
Missouri                   123     143
Mississippi                850      70
North Carolina           2,164   1,671
Nebraska                    24      28
Nevada                       4       -
South Carolina           1,275   1,196
South Dakota                 -       2
Tennessee                1,006     888
Texas                        6       -
Virginia                   887     441
Utah                       187       -
                        ------  ------

     Totals             15,281  11,163
                        ======  ======

          The Company selects locations for its pay telephones where there is high demand for pay telephone service, such as convenience stores, truck stops, service stations, grocery stores, shopping centers and hotels. For many locations, historical information regarding a LEC-operated pay telephone is available because LECs are often obligated pursuant to agreements to provide this information to owners of locations of their pay telephones. In other locations, the Company conducts a site survey to examine geographical factors, population density, traffic patterns and other factors in determining whether to install a pay telephone. The Company's marketing staff is encouraged to obtain agreements to install the Company's pay telephones ("Placement Agreements") for locations with favorable historical data regarding pay telephones.

          Placement Agreements generally provide for revenue sharing with the owners of the locations at which the Company's pay telephones are located ("Property Owners"). The Company's Placement Agreements generally provide commissions based on fixed percentages of revenues and are generally of a five-year term. The Company can generally terminate a Placement Agreement on 30 days' notice to the Property Owner if the pay telephone does not generate sufficient revenue.

Marketing

          The Company employs marketing personnel for its pay telephone operations in each of its regions of operation. Regional marketing personnel are responsible for finding desirable locations for pay telephones and obtaining Placement Agreements with Property Owners within their geographical areas and focus their sales efforts on small-and medium-sized business customers. The Company believes that using regional marketing personnel provides better market penetration because of their familiarity with and proximity to their regions. To date, independent pay telephone providers have had a competitive advantage over LECs due to their ability to offer commissions to location owners for both local and long distance calls. Historically, LECs generally were unable to derive revenues from interstate calls and non-coin, interLATA calls, and consequently, were unable to offer commissions on such calls. Recently enacted rules adopted pursuant to the Telecommunications Act of 1996 grant LECs the ability to select the long distance carrier for interLATA long distance calls in conjunction with the location owner. This will enable LECs to derive revenues and pay commissions from these calls in the future. See "Business--Regulation."

          The Company's national sales personnel are responsible for accounts that overlap regional boundaries, such as multiple store chains and restaurant franchises that often have hundreds or thousands of potential locations, and also provide support to the Company's regional personnel. The Company has historically installed approximately 70% of its pay telephones through the sales and marketing efforts of the Company's regional marketing personnel and the remaining 30% from the efforts of national sales personnel. The Company's marketing personnel receive incentive compensation based upon their achievement of sales goals.

          The Company intends to install, net of pay telephone removals, approximately 2,000 pay telephones in 1997, compared with approximately 1,407 net installations in 1994, 2,100 net installations in 1995 and 1,351 in 1996, exclusive of acquisitions. The Company intends to obtain locations for these additional installations by emphasizing its internal marketing efforts. The Company surveys these locations with a view to installing Company pay telephones in locations that are within its operating regions, that appear likely to generate sufficient coin and cashless call revenues and that meet the Company's other criteria. The Company may also "presubscribe" LEC-owned pay telephones at those locations that are not within the Company's operating regions or that do not have sufficient coin call traffic but that do generate a volume of cashless calls that can be serviced profitably through the Company's switch or a contract service arrangement with a long distance carrier. See "Specialized Telecommunications Service-Presubscriptions."

Service and Maintenance

          The Company employs field service technicians, each of whom collects coin boxes from, and cleans and maintains, between 125 and 200 pay telephones and responds to trouble calls made by a Property Owner, a user of a pay telephone or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new telephones. Due to the proximity of each Company pay telephone to one of the Company's fifteen regional offices and the ability of the field service technicians to perform all service and maintenance functions, the Company is able to limit the frequency of trips to the pay telephone as well as the number of employees needed to service the pay telephones.

Technology

          The pay telephone equipment installed by the Company makes use of microprocessors to provide voice synthesized calling instructions, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of a non-volatile, electronically erasable, programmable read-only memory ("EEProm") chip, the pay telephones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company manufactures its pay telephones from standard components and believes that they incorporate the latest technology.

          The Company's pay telephones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts of vandalism or theft. Virtually all of the telephones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

          The Company utilizes proprietary and non-proprietary software that continuously tracks the coin and non-coin revenues from each telephone as well as expenses relating to that telephone, including commissions payable to the Property Owners. The software allows the Company to generate detailed financial information by Property Owner, by location and by telephone, which allows the Company to monitor the profitability and operating condition of each location and telephone.

          All technical support required to operate the pay telephones, such as computers and software and hardware specialists, is provided by the Company's Tampa, Florida office. Materials, equipment and spare parts and accessories are provided by the Company's manufacturing support operations and inventories are maintained at each regional office for immediate access by field service technicians.

          The telecommunications industry is characterized by continuous technological change, frequent service and product introductions and steadily evolving industry standards. The Company believes that its future success will depend on its ability to anticipate technological changes and respond in a timely and effective manner to meet such new industry standards.

Suppliers

          The Company's primary suppliers provide pay telephones and pay telephone parts, local line access, billing and collection services and long distance services. In order to promote acceptance by end users accustomed to using LEC-owned pay telephone equipment, the Company utilizes pay telephones designed to be identical in appearance and operation to pay telephones owned by LECs.

          The Company's primary supplier of pay telephones and circuit boards is Protel, Inc. of Lakeland, Florida, a leading supplier of pay telephone equipment, and utilizes the billing and collection services of LDDS Worldcom. The Company obtains local line access from various LECs, including Bellsouth, GTE, Ameritech, Southwestern Bell, US West and various other suppliers of local line access. New sources of local line access are expected to emerge as competition is authorized in local service markets. Long distance services are provided to the Company through the use of its own long distance switching equipment and by various long distance and operator service providers, including AT&T, MCI, Sprint, Wiltel, LCI, Opticom and others.

          The Company believes that multiple suppliers are available to meet all of its product and service needs at competitive prices and rates and expects the availability of such products and services to continue in the future, however, the continuing availability of alternative sources cannot be assured. Transition from the Company's existing suppliers, if necessary, could have a disruptive influence on the Company's operations and could give rise to unforeseen delays and/or expenses. The Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any of the products or services used in the operation of its business.

Acquisitions

          The Company supplements its growth through internal sales by pursuing the acquisition of pay telephone companies within its market areas and in areas in which the Company desires to establish a market presence. During 1996, the Company added 2,767 pay telephones to its network through acquisitions. The Company believes that it is ideally positioned to capitalize on the fragmented nature of the independent pay telephone industry by maintaining an active acquisition program. The Company seeks to acquire pay telephone companies that can provide cost savings and economies of scale through integration into the Company's service and maintenance, long distance and management information networks and believes that further acquisitions present a significant growth opportunity for the Company.

          Listed below is a summary of acquisitions completed by the Company during 1996.

                                                                              Number of
Company                                  Date              States          Pay Telephones  Purchase Price
---------------------------------------------------------------------------------------------------------
Capital Pay Phone Group, LLC.        January 1996             NC                      103         271,500
Suntel                              April 1, 1996           MD,VA                      70         205,000
Cottonwood Communications            June 4, 1996          AZ,UT,IA                   933       2,620,065
Payphone Corporation of America     July 12, 1996          DC,MD,VA                   653       1,785,250
Pay Telephone America, LTD.        November 1, 1996  AL,AR,FL,LA,MS,TN,TX           1,008       3,500,000
                                                                                    ---------------------
     Totals                                                                         2,767       8,381,815
                                                                                    =====================

Hospitality Division Operations

          Prior to April 1994, the Company was providing telecommunications to the hospitality industry on a limited basis. With the purchase of Comtel on April 29, 1994, the Company's Hospitality Division was formed. Comtel continued to operate as the Company's Hospitality Division as a wholly-owned subsidiary of the Company until its sale to Skylink on December 31, 1996. During 1996, Comtel received revenues from cashless calls made from approximately 75,000 hotel and motel room telephones to which it provided operator services. These cashless calls included credit card calls, calling card calls, collect calls and third-party billed calls. Cashless calls from Comtel were generally handled by long distance carriers through unbundled services arrangements which supplied the operator and network services necessary to complete cashless calls. The Company also directed and continues to direct call traffic from Comtel to its switching equipment in Tampa, Florida through a contractual agreement with Skylink. Comtel also directed a limited amount of call traffic to long distance companies which paid compensation on a commission basis.

          The services needed to complete a cashless call for Comtel are essentially the same as those needed to complete a cashless call for the Company's Pay Telephone Division. See "Pay Telephone Operations--Cashless Calls." Billing information is verified and collect calls and credit cards are validated by one of several companies that provide access to validation databases. Billing and collection of call charges were performed for Comtel by one of several service bureaus specializing in that activity. At December 31, 1996, Comtel had 308 installed Voicepro units and 275 dialers serving 74,593 hotel and motel room telephones.

Switching Equipment

          The Company's switching equipment was obtained from Harris Corporation, one of several suppliers of switches to the telecommunications industry. Switches are digital computerized routing systems that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of the call. Switches have limits on their capacity to handle and transmit calls, but can be upgraded to handle more calls as traffic increases. The Company's switch is located in proximity to its offices in Tampa, Florida. Long distance calls from the Company's pay telephones that are not handled by its switch or an unbundled services arrangement are serviced by long distance companies that pay commissions to the Company for those calls. If the Company experiences sufficient long distance call volume from other LATAs, the Company will evaluate the need to upgrade transmission circuitry to direct additional call traffic to its switching equipment, thereby reducing transmission costs to the Company's switch.

          Using the data capabilities of its switching equipment, the Company has implemented a management information system that the Company believes affords it competitive advantages. The Company's management information system monitors call traffic to provide information regarding pay telephone or network equipment trouble, the fraudulent use of calling cards or credit cards, or other problems, thereby allowing the Company to respond promptly. The Company is also able to monitor and audit telephone company billing reports using the detailed call records maintained by the switch. This information system has enabled the Company to increase call completion rates and enhance site selection for its pay telephones. As a result, the Company has increased revenues from its installed telephones and reduced costs through the selection of the most economical means of completing calls. The Company believes some of this information is unavailable to independent pay telephone companies that do not maintain their own switching equipment.

Competition

          The Company competes for pay telephone locations with LECs and independent pay telephones operators. The Company also competes, indirectly, with long distance companies, which can offer location owners commissions on long distance calls made from LEC-owned pay telephones. Most LECs and long distance companies against which the Company competes and some independent pay greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other independent pay telephone companies, have increased their compensation arrangements with owners of pay telephone locations to offer more favorable commission schedules.

          The Company believes the principal competitive factors in the pay telephone business are (i) the commission payments to a location owner and the opportunity for a location owner to obtain commissions on both local and long-distance calls from the same company, (ii) the ability to serve accounts with locations in several LATAs or states, (iii) the quality of service and the availability of specialized services provided to a location owner and telephone users, and (iv) responsiveness to customer service needs. The Company believes it is currently competitive in these areas.

          The Company competes with long distance carriers who provide dial-around services which can be accessed through the Company's pay telephones. Certain national long distance operator service providers have launched advertising promotions which have increased dial-around activity on pay telephones owned by LECs and independent pay telephone companies, including the Company. The Company is receiving compensation for dial-around calls placed from its pay telephones and recent regulatory initiatives resulting from implementation of the Telecommunications Act of 1996 are expected to increase the amount of dial-around compensation received on its pay telephones. See "Business--Regulation."

Specialized Telecommunications Services

          The Company uses its expertise in pay telephone operations and the data processing capability of its switching equipment to design and offer enhanced telecommunications services and packages of specialized services to niche market segments.

Presubscriptions

          The Company provides long distance operator services to public pay telephones that have been "presubscribed" by the Company. As a result of the AT&T Divestiture, public pay telephone location owners have the right to select a long distance company to provide long distance service to those telephones. To presubscribe these telephones, the Company enters into agency agreements with location owners that allow the Company to provide operator services, either directly using its switch or an unbundled services arrangement or indirectly, by selecting a long distance company to provide these services. The Company pays the location owners commissions on its revenues from such arrangements.

Manufacture, Remanufacture and Repair of Telephone Equipment

Manufacture of Pay Telephones

          The Company manufactures pay telephone equipment for its own use. The manufacturing of pay telephone equipment provides the Company with technical expertise used in the operation, service, maintenance and repair of its pay telephones. The Company assembles pay telephones from standard pay telephone components purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. The Company believes that the integrated circuit board is the single most important component in an independent pay telephone and obtains these boards from Protel, Inc. However, all of the components purchased by the Company (including integrated circuit boards) are available from several suppliers, and the Company does not believe that the loss of any supplier would have a material adverse effect on its manufacturing operations.

          The Company's pay telephones comply with all FCC requirements regarding the performance and quality of telephone equipment and have all operating characteristics required by the regulatory authorities of most states, including: free access to local emergency ("911") telephone numbers and, where not available, to the LEC operator; free access to local directory assistance; dial-around access to all locally available long distance companies; the capability of receiving incoming calls at no charge; and automatic coin return capability for incomplete calls.

Repair and Remanufacturing

          Until December 31, 1996, the Company operated repair and remanufacturing facilities for a variety of telecommunications equipment including computer-based PBXs that connect as many as 8,000 individual telephones, as well as key systems and small business systems. The Company remanufactured and repaired equipment manufactured by AT&T and other manufacturers. The Company marketed its services to major businesses that own telecommunications equipment and to LECs and other distributors of such equipment.

          As a result of competitive pressures in the telephone equipment industry and the Company's desire to focus its efforts on its core pay telephone business, the Company discontinued this segment of its operation in the fourth quarter of 1996.

Regulation

          The FCC and state regulatory authorities have traditionally regulated pay telephone and long distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service, and the degree of regulatory oversight varying among jurisdictions. On September 20, 1996, the FCC adopted rules and policies to implement Section 276 of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 ("the Telecommunications Act"). The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the pay telephone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunication Act on both an interstate and intrastate basis. Among other provisions, the Telecommunications Act granted the FCC the power to preempt state regulations to the extent that any state requirements are inconsistent with regulations adopted by the FCC.

Federal Regulation

          The Telephone Operator Consumer Services Improvement Act of 1990 (the "Operator Services Act") established various requirements for companies that provide operator services and call aggregators (which send calls to these companies). The requirements of the Operator Services Act include call branding, information posting, rate quoting, the filing of informational tariffs and that pay telephone users have the right to access the operator service provider of the user's choice to make a cashless interstate call. The Company believes that it complies with the provisions of the Operator Services Act, both as a call aggregator and an operator service provider. The Operator Services Act also requires the FCC to take action to limit the exposure of pay telephone companies to undue risk of fraud.

          While the FCC has not in the past actively regulated the provision of pay telephone services by independent pay telephone companies, the Telecommunications Act will significantly alter the FCC's role in the regulation of the pay telephone industry. The Telecommunications Act directed the FCC to develop and implement rules by November 6, 1996 to accomplish the following objectives:

(1) Establish a per call compensation system to ensure pay telephone providers receive fair compensation for each and every completed intrastate and interstate call made from their pay telephones, excluding 911 and Telecommunications Relay Services ("TRS") calls for hearing-impaired individuals;

(2) Terminate interstate and intrastate subsidies for LEC pay telephones from LEC-regulated rate base operations;

(3) Establish nonstructural safeguards to eliminate discrimination between LEC and independent pay telephone providers;

(4) Consider the LECs' right to select and contract with interLATA carriers for their own pay telephones, subject to: a) the FCC's finding that such presubscription rights are in the public interest; and b) maintaining existing contracts between location owners and interLATA carriers until their expiration;

(5) Authorize all pay telephone providers to choose the intraLATA carrier of choice subject to requirements of, and contractual rights negotiated with, location owners;

(6) Determine whether "public interest pay telephones" should be maintained and under what conditions; and

(7) Preempt any state regulations which are inconsistent with the rules adopted by the FCC related to implementation of the Telecommunications Act.

          On September 20, 1996, the FCC released its Report and Order adopting regulations to implement the pay telephone provisions of the Telecommunications Act ("the FCC Rules"). Certain provisions of the FCC Rules became effective on November 6, 1996 while certain other provisions are scheduled to become effective on later dates. Petitions for review of the FCC Rules have been filed with the U.S. Court of Appeals for the District of Columbia Circuit ("the Court of Appeals") on behalf of a number of parties. The Court of Appeals has agreed to expedited handling of all appeals and set a briefing schedule that began February 14, 1997 and will culminate in oral argument on May 13, 1997. A decision is expected in late June or early July 1997. At this time, the Company is unable to assess the likelihood that any appeals will result in a stay or revision of the FCC Rules, if any, nor the impact of the result of such litigation on the Company's operations. A brief summary of the key provisions of the FCC Rules as adopted appears below.

          The Operator Services Act directed the FCC to consider the need to prescribe compensation to owners of independent pay telephones for dial-around access to a long distance company other than the one selected by the independent pay telephone company. The FCC ruled in May 1992 that independent pay telephone companies are entitled to compensation for these calls. Because of the complexity of establishing an accounting system for determining compensation for these calls, the FCC temporarily set this compensation at $6.00 per pay telephone per month through December 31, 1994, to be allocated in accordance with their market share among long distance companies earning annual toll revenues for interstate calls in excess of $100 million per year. The FCC approved a request from AT&T, which was responsible for the majority of dial around compensation, to begin providing dial around compensation on a per call basis at a rate of $0.25 per call effective January 1, 1995. Sprint received FCC approval to pay $0.25 per interstate call received from independent pay telephones beginning July 1, 1995. Other long distance carriers continued to pay their portions of dial around compensation under the flat rate system until November 6, 1996, the effective date of the dial around provision of the FCC Rules.

          Recognizing that independent pay telephone providers had experienced increases in dial-around call traffic since the implementation of dial around compensation and the inadequacy of current dial around call tracking systems, the FCC Rules prescribed a new interim dial around compensation system for independent pay telephone providers. The new interim dial around compensation system provides for compensation to pay telephone providers for both dial around "access code" calls dialed for the purpose of reaching a long distance company other than the one designated by the pay telephone operator, and "800 subscriber" calls placed from pay telephones for the purpose of reaching a party subscribing to "800" toll-free service. The new interim dial around compensation rate became effective on November 6, 1996 and is set at a rate of $45.85 per pay telephone per month to the pay telephone provider to be paid by certain long distance providers. The interim compensation rate is based on an estimated industry-wide average of 131 access code and 800 subscriber calls per pay telephone per month at a rate of $.35 per call. The new interim dial around compensation system will be effective until October 1, 1997, and will be replaced at that time with a per-call compensation system, with the initial per-call rate set at $.35. The FCC has further directed IXCs to develop accurate call tracking mechanisms by October 1, 1997, and provided for annual independent verification of dial around compensation payments to pay telephone providers for two years. After October 1, 1998, the per-call rate for dial around compensation will be equal to the local coin call rate charged at the pay telephone or a rate negotiated between the pay telephone provider and the IXC. The FCC Rules also allow IXCs the option to block 800 subscriber calls from pay telephones in the event they wish to avoid payment of per call compensation for 800 subscriber calls. The Company is unable at this time to estimate future levels of dial around access code and 800 subscriber call traffic, nor the impact of the change in October 1997 to a per-call compensation mechanism, nor the most likely local coin call rate in effect in October 1998.

          The FCC Rules also directs state regulatory authorities generally to deregulate local coin call rates charged from pay telephones by no later that October 1, 1997, to allow market forces to determine appropriate local coin call rates. Currently, approximately 90% of the Company's pay telephones are located in areas where local coin call rates are $.25 per call. State regulatory authorities are free to order deregulation of local coin call rates earlier than October 1, 1997 and are permitted to obtain an exemption from deregulation by demonstrating market failures within their state that would impair the development of market-based rates for local coin calls. The FCC Rules do not prescribe specific requirements for obtaining such an exemption. The Company is unable at this time to estimate the impact of deregulation on local coin call rates, if any, nor the timeframe in which deregulation may begin effecting local coin call rates, if at all.

          The FCC Rules require states by October 1, 1997 to take any additional action necessary to promote competition in the pay telephone industry. Such actions must include modification or elimination of existing pay telephone regulations that act to impose market entry or exit barriers.

          The FCC Rules also contain provisions which will significantly impact LEC pay telephone operations and the competitive environment in which the Company operates. The FCC Rules require that LEC pay telephone operations be removed from the regulated rate base no later than April 15, 1997. This provision requires that LECs' regulated rate payers be repaid by the newly deregulated pay telephone operation for the value of the pay telephones on which the LECs are no longer entitled to earn a return. The FCC determined that this repayment must be based on the net book value of the LEC pay telephone equipment, defined as the original cost of the equipment less accumulated depreciation, rather than the current market value of the equipment. The FCC Rules further required all RBOCs to file Comparably Efficient Interconnection ("CEI") plans within 90 days of the date of the Order to describe their methods of compliance with nondiscrimination and accounting requirements, as well as other safeguards against subsidies and discrimination in favor of their own pay telephone operations. The LECs are also required to make access lines provided to their own pay telephones available to independent pay telephone providers on an equal basis.

          In the past, RBOCs were not permitted to select the interLATA carrier to serve their pay telephones. Under the FCC Rules, the RBOCs will be permitted to select the carrier of interLATA services to their pay telephones effective upon FCC approval of each RBOC's CEI plan as described above. Existing contracts between location owners and pay telephone or long distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

          The FCC Rules preempt state regulations that may require independent pay telephone providers to route intraLATA calls to the LEC by containing provisions that allow all pay telephone providers to select the intraLATA carrier of their choice. The Rules did not preempt state regulations that, for public safety reasons, require routing of "0-" calls to the LEC, provided that the state does not require that the LEC carry such calls when the call is determined to be a non-emergency call.

          The FCC Rules determined that the administration of programs for maintaining "public interest pay telephones" should be left to the states within certain guidelines. "Public interest pay telephones" are defined as a pay telephone which (1) fulfills a public policy objective in health, safety, or public welfare, (2) is not provided for a location provider with an existing contract for the provision of a pay telephone and (3) would not otherwise exist as a result of the operation of the competitive marketplace. Each state regulatory authority is required to complete a review of whether such public interest pay telephones are adequately provided in its jurisdiction by September 20, 1998.

          This summary of the provisions of the Telecommunications Act and the FCC Rules is not intended to be complete, but is intended to highlight provisions which are most likely to have an impact on the Company's operations. The Company believes that the implementation of the Telecommunications Act and the FCC Rules will act to correct certain historical inequities in the pay telephone industry and lead to a more equitable competitive environment for all pay telephone providers. Petitions for review of the FCC Rules have been filed with the Court of Appeals on behalf of a number of parties. The Court of Appeals has agreed to expedited handling of all appeals and set a briefing schedule that began February 14, 1997 and will culminate in oral argument on May 13, 1997. A decision is expected in late June or early July 1997.

          At this time, the Company is unable to assess the likelihood that any appeals will result in a stay or revision of the FCC Rules, if any, nor the impact of the result of such litigation on the Company's operations. There can also be no assurance that implementation of the Telecommunication Act and/or the FCC Rules will actually result in a more competitive business environment, nor that a more competitive business environment will have a positive impact on the Company's operations. While implementation of certain provisions of the FCC Rules are expected to have a positive impact on the Company's operations, such benefits may be offset by the potential for increased competitive pressures by RBOC and other LEC pay telephone operations which may also benefit from implementation of the Telecommunications Act and the FCC Rules.

          The Company's operations could also be affected by the FCC's consideration of the implementation of a billing system known as "Billed Party Preference" or "BPP". Under such a system, a cashless call to be carried by a long distance company would be directed automatically to the long distance company of the billed party's previously expressed preference. In April 1992, the FCC tentatively concluded that BPP for interstate operator-assisted calls was in the public interest and requested industry comments on the ramifications of BPP. During the Summer of 1992, LECs, long distance companies and other industry participants, a majority of which were opposed to adopting BPP, submitted comments. These comments included references to the costs of imposing BPP (estimated by some to exceed $1 billion in addition to hundreds of millions of dollars in additional annual operating costs) and the lack of available equipment for several years to implement BPP. These comments remain under consideration by the FCC.

          The FCC has also issued a Second Notice of Proposed Rulemaking in the BPP docket which sought comment on the establishment of "rate benchmarks" and/or caller notification, such as oral rate disclosures, as potential alternatives to BPP. Currently, interstate rates must be "just and reasonable" as governed by the Communications Act of 1934, as amended. If implemented, BPP could have a significant adverse effect on the Company's business. Under BPP, the Company would lose the ability to direct many cashless calls from its pay telephones to its switch or a designated long distance company and would therefore lose the revenues associated with handling such calls and the ability to pay commissions to location owners on such calls. The Company believes that the significant expense and technical modifications necessary to implement a system of BPP as evidenced by the record in the FCC proceeding make its adoption in the proposed form unlikely. However, rate benchmarks or caller notification of charges could be implemented by the FCC for interstate operator-assisted calls. Such a ruling could impact the financial performance of the Company, depending on the specific level of the benchmark or the particular notification requirements. There is no currently mandated schedule for a decision on the BPP docket. Without further guidance from the FCC, the Company is unable to assess the likelihood of adoption of BPP, rate benchmarks or caller notification, nor the impact, if any, that such adoption might have on the Company's operations or results.

          Actions by agencies on both the state and federal level have had, and are expected to continue to have, both positive and negative effects on the Company. Although management is not presently aware of any action contemplated by any state or federal agency which would have a material adverse effect on the Company (other than those discussed above), there is no guarantee that such an action will not be taken.

State Regulation

          State regulatory authorities have primarily been responsible for regulating the rates, terms and conditions for intrastate pay telephone services. Regulatory approval to operate pay telephones in a state typically involves submission of a certification application and an agreement by the Company to comply with applicable rules, regulations and reporting requirements. The 49 states that currently permit independent pay telephone providers to supply local and long distance pay telephone service, and the District of Columbia, have adopted a variety of state-specific regulations that govern rates charged for coin and cashless calls as well as a broad range of technical and operational requirements. The Telecommunications Act contains provision that will require all states to allow pay telephone competition. State authorities also regulate LECs' tariffs for interconnection of independent pay telephones, as well as LECs' own pay telephone operations and practices.

          The Company is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for cashless local and intrastate toll calls made from pay telephones. In addition, the Company must comply with regulations designed to afford consumers with notice at the pay telephone location, of the long distance company servicing the telephone and the ability to access alternate carriers. The Company believes that it is currently in compliance with regulatory requirements pertaining to its offering of operator services directly or through other long distance companies.

          Certain states are reviewing the rates that LECs charge independent pay telephone providers for local line access and associated services. Local line access charges have been reduced in certain states and the Company believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the Telecommunications Act, could lead to more options available to the Company for local line access at competitive rates. No assurance can be given, however, that such options or local line access rates will become available. The Telecommunications Act and FCC Rules contain provisions which could impact the rates pay telephone providers can charge for local coin calls and other aspects of pay telephone operations and/or regulation at the state level. See "Regulation - Federal Regulation".

Employees

          As of December 31, 1996, the Company had 233 full-time employees, none of whom are the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

          The Company leases approximately 19,000 square feet in Tampa, Florida that includes executive office space, a regional office for pay telephone operations and facilities for the manufacture of pay telephones. Until December 31, 1996, the Company leased approximately 8,200 square feet in Boulder, Colorado that included executive office space and facilities for assembly and maintenance of equipment used in Hospitality Division operations. On December 31, 1996, the Company sold 100% of the Common Stock of Comtel. See "Business - General". The Company also leases an aggregate of approximately 22,000 square feet to house regional offices for pay telephone operations in Mesa, Arizona; Miami, Florida; Jacksonville, Florida; Harrisburg, Illinois; Jacksonville, Illinois; Jackson, Mississippi; Charlotte, North Carolina; Myrtle Beach, South Carolina; Atlanta, Georgia; Cedar Rapids, Iowa; Baltimore, Maryland; Jackson, Tennessee; Salt Lake City, Utah and Chesapeake, Virginia. In addition, the Company's accounting, administrative and legal offices are located in approximately 10,000 square feet of leased office space in Jacksonville, Illinois. The Company also leases 18,000 square feet of warehouse space in Jacksonville, Illinois. The Company believes that these facilities are adequate to meet the Company's needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

          The Company upon its purchase of Comtel was aware of a lawsuit by a minority shareholder against the selling shareholders and Comtel. Selling shareholders of Comtel have indemnified the Company and its shareholders against any claims or damages asserted by the shareholder. The Company believes there is adequate protection against any potential claims.

          The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the Company's management that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year ended December 31, 1996, the Company did not submit any matter to a vote of security holders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

          Market information. The Company's Common Stock trades on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low closing prices on the NASDAQ National Market System from October 20, 1993 through December 31, 1996.

                                                        High                 Low
                                                        ----                 ---
October 20 through December 31, 1993                   17.50               13.50
January 1 through March 31, 1994                       16.25                8.25
April 1 through June 30, 1994                          12.75                8.25
July 1 through September 30, 1994                      12.00                9.00
October 1 through December 31, 1994                    14.25               10.75
January 1 through March 31, 1995                       13.25                8.94
April 1 through June 30, 1995                          12.88               10.75
July 1 through September 30, 1995                      16.00               11.25
October 1 through December 31, 1995                    15.25               12.00
January 1 through March 31, 1996                       13.75               12.50
April 1 through June 30, 1996                          20.00               12.75
July 1 through September 30, 1996                      20.75               15.00
October 1 through December 31, 1996                    19.00               15.25


          As of March 24, 1997, there were approximately 54 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The last sale price of the Company's Common Stock on March 24, 1997 was $16.25 per share.

          Dividends. The Company has not paid any dividends on its Common Stock during 1996 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the growth and development of the Company's business. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                             Year ended December 31
                                             ------------------------------------------------------
                                              1996        1995             1994      1993     1992
                                             ------      ------           ------    ------   ------
                                                      (In thousands, except per share data)
Operating Data
Revenues:
  Coin Calls                                $18,559     $14,357          $ 9,916   $ 6,616   $5,009
  Non-coin calls                             16,125      15,760           12,613     8,648    4,789
  Long distance income                        2,289       1,713               69        --       --
                                            -------     -------          -------   -------   ------
    Total revenues                           36,973      31,830           22,598    15,264    9,798
Operating costs and expenses
  Telephone charges-payphones                 7,501       6,076            4,748     3,379    2,763
  Commissions-payphones                       4,606       3,852            2,848     1,944    1,434
  Commissions-long distance income            1,680       1,116                1         -        -
  Service, maint. and network costs           8,546       7,156            5,218     3,166    1,964
  Selling, general and administrative         6,402       5,133            3,550     2,115    1,684
  Depreciation and amortization               2,986       2,136            1,389     1,188      800
  Non-recurring charge                           --         215               --        --       --
                                            -------     -------          -------   -------   ------
    Total operating costs and expenses       31,721      25,684           17,754    11,792    8,645
                                            -------     -------          -------   -------   ------

    Operating profit                          5,252       6,146            4,844     3,472    1,153
Interest and other income                       100         125              251       128       75
Interest (expense)                             (289)        (48)             (31)     (302)    (280)
Gain (loss) on sale of investments               --          --             (145)       --       --
                                            -------     -------          -------   -------   ------
    Total other income (expense)               (189)         77               75      (174)    (205)
                                            -------     -------          -------   -------   ------
    Earnings from continuing operations
      before income taxes                     5,063       6,223            4,919     3,298      948
Income taxes                                  1,868       2,403            1,806     1,309      368
                                             ------     -------          -------   -------   ------
     Earnings from continuing operations      3,195       3,820            3,113     1,989      580

Discontinued operations
  Extraordinary item - remanufacturing           --          --               --        --      329 (2)
  Gain (loss) from hospitality division
    operations                                  334      (2,043) (1)         790        --       --
  Gain (loss) from sales of equipment
    and repairs                                (369)       (465) (1)        (150)     (131)    (138)
  Gain on sale of hospitality division          747          --               --        --       --
  Estimated loss on disposal                   (102)         --               --        --       --
                                            -------     -------          -------   -------   ------
    Gain (loss) from discontinued
      operations                                610      (2,508)             640      (131)     191
                                            -------     -------          -------   -------   ------
    Net earnings                            $ 3,805     $ 1,312          $ 3,753   $ 1,858   $  771
                                            =======     =======          =======   =======   ======
Earnings per common share
    Continuing operations                     $0.71       $0.86            $0.70     $0.64    $0.21
    Discontinued operations                   $0.13      $(0.57)           $0.14    $(0.04)   $0.07
    Net earnings                              $0.84       $0.29            $0.84     $0.60    $0.28
Average common shares outstanding             4,513       4,455            4,455     3,117    2,800



                                                                                  As of December 31
                                                         --------------------------------------------------------------------
                                                            1996             1995           1994           1993          1992
                                                            ----             ----           ----           ----          ----
                                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents                                $ 4,630          $ 2,433        $ 4,901        $ 4,791        $  148
Working capital (deficit)                                 12,130            6,813          6,711         14,614          (175)
Total assets                                              43,862           33,328         33,035         26,169         8,780
Long-term debt, less current maturities                    5,726              209             85            266         3,627
Shareholders' equity                                      32,935           27,990         26,678         22,918         2,251

(1) Includes intangible and long-lived assets charged off related to implementation of SFAS 121.
(2) Represents a gain on insured property destroyed in a fire at one of the Company's facilities on March 27, 1992, net of related income tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

          During 1996, the Company derived its revenues from three principal sources: coin calls, non-coin calls, including hospitality calls, and sales of equipment and repairs. Coin calls represent calls paid for with coins deposited in the telephone, and the Company recognizes coin revenue in the amount deposited.

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

          The Company also recognizes non-coin revenues from calls that are dialed from its pay telephones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "Business--Regulation." The Company also derives a small amount of non-coin revenue from certain LECs for intraLATA cashless calls. See "Business-Industry Overview" In addition, the Company received revenues during 1996 from the remanufacture and repair of telecommunications equipment such as PBXs, key systems and small business systems. The Company discontinued this segment of its operation in the fourth quarter of 1996. See "Manufacture, Remanufacture and Repair of Telephone Equipment--Repair and Remanufacturing."

          The principal costs related to the ongoing operation of the Company's pay telephones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to Property Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the pay telephones on an ongoing basis, costs related to operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services. Costs of equipment sold and repairs include the cost of purchasing new and used equipment and repair parts and the labor and materials necessary to repair and remanufacture the equipment.

          The principal costs related to the Company's hospitality calls included commissions, network costs and billing and collection costs. Commissions represents payments to Property Owners. Network costs represents costs related to unbundled services arrangements utilized in providing service to the Company's hospitality customers. On December 31, 1996, the Company sold 100% of the Common Stock of Comtel. See "Business - General". In 1996, the Company also provided operator services to its hospitality customers through use of its switching equipment in Tampa, Florida and continues to provide such services to Comtel through a contractual agreement with Skylink.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          For the year ended December 31, 1996, total revenues from continuing operations increased approximately $5.1 million or 16.2%, compared to the year ended December 31, 1995. This growth was primarily attributable to an increase from 11,163 pay telephones on December 31, 1995 to 15,281 pay telephones on December 31, 1996. Pay telephone revenues increased approximately $4.6 million or 15.2%. In addition to growth in the number of installed pay telephones, the increase in pay telephone revenues was attributable to the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations, along with additional dial around compensation resulting from implementation of the Telecommunications Act which became effective in November 1996. See "Regulation-Federal Regulation".

          Hospitality call revenues decreased approximately $3.3 million, from $13.1 million in the year ended December 31, 1995 to $9.8 million in the year ended December 31, 1996 as a result of lower call volume from telephones in hotel rooms served by the Company's Hospitality Division due to an increase in dial around calls. The Company discontinued its Hospitality Division operations following the sale of Comtel on December 31, 1996.

          Revenues from sales of equipment and repairs decreased by approximately $622,000 or 62.5% due to a shift in the utilization of the Company's technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations and its decision to discontinue its equipment and repair sales operations in the fourth quarter of 1996.

          Telephone charge expenses increased to 21.6% of pay telephone revenues compared to 20.1% in the prior year. The increase in telephone charges as a percentage of pay telephone revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly telephone charge on a per phone basis did, however, decrease from $50.98 in 1995, to $47.66 per month in 1996.

          Commission expenses increased to 13.3% of pay telephone revenues compared to 12.8% in the prior year. The increase in commissions as a percentage of pay telephone revenues was primarily attributable to lower long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. Commissions to property owners in 1996 actually decreased on a per phone basis by approximately 9.5% from 1995 as a result of lower long distance revenues resulting from an increase in dial around calls placed from the Company's pay telephones.

          Service, maintenance and network costs increased to 25.4% of pay telephone revenues compared to 24.5% in the prior-year period. The increase as a percentage of pay telephone revenues was primarily attributable to lower long distance revenues as a result of an increase in dial around calls placed from the Company's pay telephones. The Company's average monthly service, maintenance and network costs on a per phone basis did, however, decrease from $61.84 per month in 1995, to $55.87 per month in 1996 due to operating efficiencies achieved through expansion of the Company's installed pay telephone base.

          Cost of equipment sold and repairs increased to 138.9% of sales of equipment and repairs compared to 79.3% in the prior year. This increase resulted primarily from a write-down of the Company's equipment repair and resale inventory of approximately $164,500 related to the discontinuation and disposition of the equipment sale and repair operations.

          Depreciation and amortization expense on continuing operations increased approximately $850,000 or 39.8%, from the prior year, reflecting a 36.9% increase in the number of installed pay telephones. Selling, general and administrative ("SG&A") expenses on continuing operations increased approximately $1.3 million, or 24.7%, from the prior year. The increase was primarily attributable to costs associated with the opening and operation of four new divisional sales and service offices and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

          Interest income, net of interest expense, decreased approximately $266,000, or 345.5%, compared to the prior-year period. This decrease resulted primarily from lower cash balances available for investment due to the application of cash for acquisitions and the installation of new pay telephones, coupled with an increase of approximately $241,000 or 502.1% in interest expense related to the assumption of approximately $5.6 million in debt for the acquisition of pay telephones during 1996.

          Earnings from discontinued operations increased approximately $3.1 million or 124.3% over the prior year period, rising to approximately $610,000 in 1996 from a loss of approximately $2.5 million in 1995. The Company's earnings on discontinued operations in 1996 included a gain on the sale of Comtel of approximately $747,000, net of income taxes of $439,000. Discontinued operations in 1996, before the effect of the gain on the sale of Comtel, generated a loss of approximately $137,000, net of income taxes and income tax benefits. Earnings from discontinued operations in 1995 included non-recurring charges of approximately $2.9 million due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Discontinued operations in 1995, before the effect of the non-recurring charges, generated earnings of approximately $204,000, net of income taxes and income tax benefits.

          Earnings from continuing operations decreased approximately $625,000 or 16.4% from the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations remained stable in 1996 at approximately $8.2 million. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry. Net earnings increased approximately $2.5 million or 190.0% from approximately $1.3 million in 1995 to approximately $3.8 million in 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

          For the year ended December 31, 1995, total revenues from continuing operations increased approximately $9.2 million or 40.9%, compared to the year ended December 31, 1994. This growth was primarily attributable to an increase from 8,349 pay telephones on December 31, 1994 to 11,163 pay telephones on December 31, 1995. Pay telephone revenues increased approximately $7.6 million or 33.5%.

          Hospitality call revenues increased approximately $3.1 million, rising from $10.0 million in the year ended December 31, 1994 to $13.1 million in the year ended December 31, 1995. Hospitality call revenues for the year ended December 31, 1995 represent twelve full months, while results for the prior year period include only eight months. The Company discontinued its Hospitality Division operations following the sale of Comtel on December 31, 1996.

          Revenues from sales of equipment and repairs decreased by approximately $461,000 or 31.4% due to the closing in August 1995 of the Company's repair and remanufacturing facility in Jacksonville, IL and a shift in the utilization of its technical personnel to the manufacture of pay telephones to accommodate its increasing need for equipment to install additional pay telephone locations. The Company discontinued its equipment sales and repair operations in the fourth quarter of 1996.

          Telephone charge expenses decreased to 20.1% of pay telephone revenues compared to 21.0% in the prior year. The slight decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to implementation of legislation in the State of Florida in July 1995, which allowed the Company to select a billing option which eliminates measured, local service on certain of the Company's pay telephones in the State. At December 31, 1995, the Company had 3,854 installed pay telephones in the State of Florida. Commissions remained relatively flat, increasing slightly to 12.7% of pay telephone revenues compared to 12.5% in the prior year. Service, maintenance and network costs remained stable at 23.0% of pay telephone revenues compared to 23.0% in the prior year.

          Cost of equipment sold and repairs increased to 79.3% of sales of equipment and repairs compared to 68.9% in the prior year. This increase resulted primarily from a higher concentration of sales of equipment during the year as opposed to a higher concentration in the prior period of sales of repairs. The Company has historically experienced lower costs related to the repair of equipment than the sale of equipment. The Company discontinued its equipment sales and repair operations in the fourth quarter of 1996.

          Depreciation and amortization expense on continuing operations increased approximately $747,000 or 53.8%, from the prior year, primarily attributable to the increase in the number of installed pay telephones and the purchase of additional capital equipment. Selling, general and administrative ("SG&A") expenses on continuing operations increased approximately $1.6 million, or 44.6%, from the prior year. The increase was primarily attributable to increases in the cost of professional services, salaries and wages and costs associated with the opening and operation of two new divisional sales and service offices.

          Interest income, net of interest expense, decreased approximately $203,000, or 94.9%, compared to the prior-year period. This decrease resulted primarily from lower cash balances available for investment due to the application of cash for acquisitions and the installation of pay telephones obtained through the Company's internal sales efforts.

          In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company adopted the statement as of December 31, 1995.

          In the 1995 fourth quarter, the Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $0.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121.

          Of the non-recurring charge, $2.7 million related to intangible assets purchased in the April 1994 acquisition of Comtel. Acquired contracts with hotel and motel properties for operator services represented $2.5 million of the charge, and acquired research and development costs represented the remaining $0.2 million. The contracts written off had either disconnected from the Company's long distance network or were expected to disconnect without providing significant future benefits to the Company. The Company determined the future cash flows from these impaired assets to be negligible and considered a complete write-down of the remaining intangible balances to be appropriate.

          The balance of the non-recurring charge of $0.4 million ($0.2 million net of tax) represented a write off of uninstalled pay telephone and PBX switching equipment which was impaired by 1995 changes to the North American Numbering Plan, the telephone numbering plan used in the United States, Canada, Bermuda, Puerto Rico and the Caribbean countries ("NANP"). This uninstalled equipment was not upgradable to accommodate new area codes created by the changes to the NANP and was determined by the Company to be impaired. All of the Company's remaining equipment has been upgraded or is fully upgradable to comply with the changes to the NANP.

          Earnings from discontinued operations decreased approximately $3.1 million or 491.9% over the prior year period, from earnings on discontinued operations of approximately $640,000 in 1994 to a loss of approximately $2.5 million in 1995. Earnings from discontinued operations in 1995 included non-recurring charges of approximately $2.9 million due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121. Discontinued operations in 1995, before the effect of the non-recurring charges, generated earnings of approximately $204,000, net of income taxes and income tax benefits, representing a decrease of approximately $436,000 or 68.1% from 1994.

          Earnings from continuing operations increased approximately $707,000 or 22.7% from the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $2.1 million or 33.9% from approximately $6.2 million in 1994 to approximately $8.3 million in 1995. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry. Net earnings decreased approximately $2.5 million or 65.8% from approximately $3.8 million in 1994 to approximately $1.3 million in 1995.

Liquidity and Capital Resources

          As of December 31, 1996, the Company had a current ratio of 5.62 to 1, as compared to a current ratio of 2.85 to 1 on December 31, 1995. The increase was primarily attributable to an increase in working capital from approximately $6.8 million as of December 31, 1995, to approximately $12.1 million as of December 31, 1996. This increase in working capital resulted primarily from increases in cash and notes receivable related to the sale of Comtel on December 31, 1996. The Company received cash proceeds of approximately $2.7 million and a note receivable in the amount of $2.3 million due at the earlier of December 31, 1997 or a public issuance of securities by the buyer.

          The Company's capital expenditures, exclusive of acquisitions, for the years ended December 31, 1996 and 1995 were $5.1 million and $6.0 million, respectively. The Company's capital expenditures primarily consisted of the installation of new pay telephones. The Company made acquisitions of pay telephones totaling approximately $8.6 million and $1.7 million, respectively, during the years 1996 and 1995. In 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $6.5 million in cash provided by continuing operations and an increase in long-term debt of approximately $5.5 million. In 1995, the Company financed its capital expenditures and acquisitions primarily with approximately $6.0 million in cash provided by continuing operations and approximately $4.9 million in cash reserves.

          The Company has a $25 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.25% on December 31, 1996. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of March 24, 1997, the Company had approximately $2.5 million borrowed under the revolving portion of the credit facility.

          The Company believes that cash generated from operations and available borrowings under the credit facility will be sufficient to fund the Company's cash requirements, including capital expenditures, for the next three years. The Company also believes that it will be able to fund any acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

Impact of Inflation

          Inflation is not a material factor affecting the Company's business. Switching equipment and transmission costs have not increased and in some cases, have decreased over the last several years. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

          The Company's revenues from its pay telephone operating regions are affected by seasonal variations to different degrees. For example, many of the Company's pay telephones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's pay telephones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its pay telephones may in the future result in different seasonal variations in the Company's results.

Safe Harbor Statement

          The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

Dial Around Compensation

          One of the key mandates of the Telecommunications Act was the requirement that pay telephone providers be paid fair compensation for each and every call made from their pay telephones, including dial around access code and 800 subscriber calls. Effective November 6, 1996, the FCC Rules mandate that pay telephone providers be paid at a rate of $45.85 per pay telephone per month by certain long distance providers. The interim compensation rate is based on an estimated industry-wide average of 131 access code and 800 subscriber calls per pay telephone per month at a rate of $.35 per call. The new interim dial around compensation system will be effective until October 1, 1997, and will be replaced at that time with a per-call compensation system, with the initial per-call rate set at $.35. After October 1, 1998, the per-call rate for dial around compensation will be equal to the local coin call rate charged at the pay telephone or a rate negotiated between the pay telephone provider and the IXC. The FCC Rules also allow IXCs the option to block 800 subscriber calls from pay telephones in the event they wish to avoid payment of per call compensation for 800 subscriber calls.

          The initial flat-rate payment level significantly increases dial around compensation revenues to the Company, and the Company believes that a per-call system at a $.35 level will further increase dial around compensation received. However, market forces and factors outside the Company's control could significantly impact the resulting revenue impact. These factors include a stay or change upon review by the U.S. District Court of Appeals, as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from pay telephones if the IXC wants to avoid paying per-call compensation on these calls.

Local Coin Rates

          In ensuring "fair compensation" for all calls, the FCC further determined that local coin rates from pay telephones should be generally deregulated within one year, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to adequately predict the responses of individual states or the market, the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, and the Company's inability to assess the likelihood that any decision by the U.S. District Court of Appeals will result in a stay or revision of the FCC Rules, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

Other Provisions of the Telecommunications Act and FCC Rules

          There are several other provisions of the Telecommunications Act and FCC Rules that may have substantial positive and negative impacts on the Company. See "Regulation". Among those are cessation of subsidies upon the removal of LEC pay telephones from the regulated rate base by April 15, 1997, the RBOCs' development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs' authority to select interLATA carriers serving their pay telephones in conjunction with location owners. As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the pay telephone industry. The Company believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the pay telephone marketplace and lead to a more equitable competitive environment for all pay telephone providers. However, due to the pending review of the FCC Rules by the U.S. District Court of Appeals and uncertainties related to the impact and/or timing of implementation, the Company can provide no assurance that the Telecommunication Act and/or FCC Rules will result in a long-term positive impact on the Company.

Billed Party Preference

          The FCC has issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference ("BPP") and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0-interstate long distance calls. If BPP is implemented, cashless calls would be directed automatically to the long distance company of the billed party's previously expressed preference. See "Regulation - Federal Regulation". The Company believes that the significant expense and technical modifications necessary to implement a system of BPP as evidenced by the record in the FCC proceeding make its adoption in the proposed form unlikely. However, rate benchmarks or caller notification of charges could be implemented by the FCC for interstate operator-assisted calls. Such a ruling could impact the financial performance of the Company, depending on the specific level of the benchmark or the particular notification requirements. There is no currently mandated schedule for a decision on the BPP docket. Without further guidance from the FCC, the Company is unable to assess the likelihood of adoption of BPP, rate benchmarks or caller notification, nor the impact, if any, that such adoption might have on the Company's operations or results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

                                                                    PAGE NUMBERS
                                                                    ------------
          Independent Auditors' Report                                   29

          Consolidated Balance Sheets for December 31,
          1996 and 1995                                                  30

          Consolidated Statements of Earnings for the years
          ended December 31, 1996, 1995 and 1994                         31

          Consolidated Statements of Stockholders'
          Equity for the years ended December 31,
          1996, 1995 and 1994                                            32

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1996, 1995 and 1994               33

          Notes to Consolidated Financial Statements                     34

SCHEDULES
---------

II - Valuation and Qualifying Accounts                                   52


          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 1996.

                         Independent Auditors' Report
                         ----------------------------

Board of Directors and Shareholders
Davel Communications Group, Inc.


          We have audited the accompanying consolidated balance sheets of Davel Communications Group, Inc. (an Illinois corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          We have also audited Schedule II of Davel Communications Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                          KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
March 14, 1997

               Davel Communications Group, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  December 31

                                                  ASSETS                             1996                          1995
                                                                                     ----                          ----
CURRENT ASSETS
  Cash and cash equivalents                                                      $ 4,629,936                   $ 2,433,143
  Receivables
    Accounts, less allowance of $153,793
      in 1996 and $370,444 in 1995                                                 6,079,421                     7,262,701
    Officer and employees                                                             59,418                        24,797
    Note                                                                           2,301,000                            --
  Inventories                                                                         50,856                       290,627
  Prepaid income taxes                                                               804,945                            --
  Deferred income taxes                                                               78,847                       162,776
  Other current assets                                                               151,422                       324,907
  Net assets of discontinued operations                                              599,237                            --
                                                                                  ----------                    ----------
      Total current assets                                                        14,755,082                    10,498,951

PROPERTY AND EQUIPMENT  - AT COST
  less accumulated depreciation                                                   28,417,615                    20,058,029

OTHER ASSETS
  Goodwill, less accumulated amortization                                            274,586                     2,392,745
  Other assets                                                                       414,844                       378,203
                                                                                 -----------                   -----------
      Total other assets                                                             689,430                     2,770,948
                                                                                 -----------                   -----------
      Total assets                                                               $43,862,127                   $33,327,928
                                                                                 ===========                   ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                           $    69,207                   $    86,992
  Accounts payable                                                                 1,044,179                     1,672,428
  Accrued expenses
    Compensation                                                                     235,658                       162,996
    Other                                                                          1,276,145                     1,047,992
  Cash advances on factored receivables                                                   --                       697,109
  Income taxes payable                                                                    --                        18,429
                                                                                 -----------                   -----------
      Total current liabilities                                                    2,625,189                     3,685,946

LONG-TERM DEBT, less current maturities                                            5,726,019                       204,810

DEFERRED INCOME TAXES                                                              2,575,626                     1,447,300

SHAREHOLDERS' EQUITY
  Preferred stock - authorized but unissued,
    1,000,000 shares $.01 par value in 1996 and 1995                                     --                             --
  Common stock - authorized 10,000,000 shares without par
    value - 4,581,269 and 4,455,000 shares issued and
    outstanding at December 31, 1996 and 1995, respectively                           45,813                        44,550
  Additional paid-in capital                                                      19,912,080                    18,772,736
  Retained earnings                                                               12,977,400                     9,172,586
                                                                                 -----------                   -----------
      Total shareholders' equity                                                  32,935,293                    27,989,872
                                                                                 -----------                   -----------
      Total liabilities and shareholders' equity                                 $43,862,127                   $33,327,928
                                                                                 ===========                   ===========

The accompanying notes are an integral part of these statements.

               Davel Communications Group, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            Year ended December 31

                                                                                 1996                1995                 1994
                                                                                 ----                ----                 ----
Revenues
  Coin calls                                                                   $18,559,523         $14,356,466          $ 9,915,749
  Non-coin calls                                                                16,125,252          15,759,967           12,612,800
  Long distance income                                                           2,288,504           1,713,179               69,142
                                                                               -----------         -----------          -----------
      Total revenues                                                            36,973,279          31,829,612           22,597,691

Costs and expenses
  Telephone charges - payphones                                                  7,500,818           6,075,995            4,748,291
  Commissions - payphones                                                        4,605,632           3,852,095            2,847,941
  Commissions - long distance income                                             1,680,579           1,115,598                  996
  Service, maintenance and network costs                                         8,545,970           7,155,898            5,217,397
  Selling, general and administrative                                            6,402,159           5,132,909            3,550,106
  Depreciation and amortization                                                  2,985,748           2,135,789            1,388,865
  Non-recurring charge                                                                  --             214,891                   --
                                                                               -----------         -----------          -----------
      Total operating costs and expenses                                        31,720,906          25,683,175           17,753,596
                                                                               -----------         -----------          -----------
      Operating profit                                                           5,252,373           6,146,437            4,844,095

Other income (expense)
  Interest and other income                                                        100,060             124,979              250,765
  Interest expense                                                                (288,807)            (48,463)             (31,096)
  Loss on sale of marketable securities                                                 --                  --             (145,139)
                                                                               -----------         -----------          -----------
      Total other income (expense)                                                (188,747)             76,516               74,530
                                                                               -----------         -----------          -----------
      Earnings from continuing operations before income taxes                    5,063,626           6,222,953            4,918,625
Income taxes                                                                     1,868,313           2,403,081            1,805,971
                                                                               -----------         -----------          -----------
      Earnings from continuing operations                                        3,195,313           3,819,872            3,112,654

Discontinued operations
  Gain (loss ) from operations of hospitality division, net of income taxes of $114,941, $242,751, and $509,938 in 1996, 1995
    and 1994 respectively                                                          334,079          (2,042,731)             789,827
  Gain on sale of hospitality division, net of income taxes of
    $439,000                                                                       746,402                  --                   --
  Loss from operations of remanufacturing division, net of income tax benefit of $191,509, $267,557, and $88,516 in 1996, 1995
    and 1994 respectively                                                         (368,990)           (465,412)            (149,362)
  Estimated loss on disposal of remanufacturing division, net of
    income tax benefit of $62,510                                                 (101,990)                 --                   --
                                                                               -----------         -----------          -----------
                                                                                   609,501          (2,508,143)             640,465
                                                                               -----------         -----------          -----------
      Net earnings                                                             $ 3,804,814         $ 1,311,729          $ 3,753,119
                                                                               ===========         ===========          ===========

Earnings per common share
  Continuing operations                                                        $      0.71         $      0.86                $0.70
  Discontinued operations
    Gain (loss) from hospitality division                                             0.07               (0.46)                0.17
    Gain on disposal of hospitality division                                          0.16                  --                   --
    Loss from remanufacturing division                                               (0.08)              (0.11)               (0.03)
    Estimated loss on disposal of remanufacturing division                           (0.02)                 --                   --
                                                                               -----------         -----------          -----------

      Total                                                                    $       .84         $       .29          $       .84
                                                                               ===========         ===========          ===========
Average shares outstanding                                                       4,513,035           4,455,000            4,455,000
                                                                               ===========         ===========          ===========

The accompanying notes are an integral part of these statements.

               Davel Communications Group, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Years ended December 31, 1994, 1995 and 1996

                                                              Common Stock            Additional
                                                         ---------------------         Paid-in           Retained
                                                         Shares         Amount         Capital           Earnings         Total
                                                         ------         ------         -------           --------         -----
Balance at December 31, 1993                             4,455,000      $44,550      $18,765,762       $ 4,107,738      $22,918,050

Receipt of Section 16(b)
  common stock profits                                          --           --            6,974                --            6,974

Net earnings for the year
  ended December 31, 1994                                       --           --               --         3,753,119        3,753,119
                                                         ---------      -------      -----------       -----------      -----------
Balance at December 31, 1994                             4,455,000       44,550       18,772,736         7,860,857       26,678,143

Net earnings for the year
  ended December 31, 1995                                       --           --               --         1,311,729        1,311,729
                                                         ---------      -------      -----------       -----------      -----------
Balance at December 31, 1995                             4,455,000       44,550       18,772,736         9,172,586       27,989,872

Stock options and warrants
  exercised                                                126,269        1,263        1,139,344                --        1,140,607

Net earnings for the year
  ended December 31, 1996                                       --           --               --         3,804,814        3,804,814
                                                         ---------      -------      -----------       -----------      -----------
Balance at December 31, 1996                             4,581,269      $45,813      $19,912,080       $12,977,400      $32,935,293
                                                         =========      =======      ===========       ===========      ===========


The accompanying notes are an integral part of these statements.

               Davel Communications Group, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31

                                                                                   1996                1995                1994
                                                                                   ----                ----                ----
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net earnings                                                                $  3,804,814         $ 1,311,729         $ 3,753,119
  Adjustments to reconcile net earnings to net cash
    provided by continuing operations
      Discontinued operations                                                     (609,501)          2,508,143            (640,465)
      Net realized loss on sales of marketable securities                               --                  --             145,139
      (Gain) loss on sale of property and equipment                                 (1,432)             (5,972)              8,983
      Depreciation and amortization                                              2,985,748           3,146,707           2,068,875
      Amortization of bonds                                                             --                  --              28,770
      Deferred income taxes                                                        832,791              44,735             243,532
      Non-recurring charge                                                              --             214,891                  --
  Changes in assets and liabilities, net of
    effects from acquisitions
      (Increase) decrease in accounts receivable                                   447,154          (1,658,337)         (1,164,547)
      (Increase) decrease in inventories                                            15,158              (8,272)              1,800
      (Increase) decrease in other assets                                          397,055             114,786            (174,731)
      Increase (decrease) in accounts payable                                   (1,104,388)            392,001          (1,393,183)
      Increase (decrease) in accrued expenses                                      471,184            (364,426)          1,737,187
      Increase (decrease) in income taxes payable                                 (769,607)            234,278            (683,980)
                                                                              ------------         -----------         -----------

        Net cash provided by continuing operations                               6,468,976           5,930,263           3,930,499
        Net cash provided by (used in) discontinued operations                     670,708            (655,535)            140,879
                                                                              ------------         -----------         -----------
        Net cash provided by operating activities                                7,139,684           5,274,728           4,071,378

Cash flows from investing activities
  Capital expenditures                                                          (5,064,077)         (6,005,878)         (4,387,970)
  Proceeds from sale of available for sale securities                                   --                  --          11,308,281
  Purchase of available for sale securities                                             --                  --          (2,524,882)
  Proceeds from sale of property and equipment                                          --              31,394               5,025
  Proceeds from sale of discontinued operations                                  2,653,727                  --                  --
  Increase in net assets of assets of discontinued operations                     (599,237)                 --                  --
  Increase in cash value of life insurance                                          (8,378)             (6,147)             (1,824)
  Purchase of Comtel Computer Corporation, net of
    cash deficit acquired                                                               --                  --          (6,585,018)
  Purchase of payphone businesses and related assets,
    net of cash acquired                                                        (8,569,957)         (1,688,536)         (1,687,274)
                                                                              ------------         -----------         -----------
        Net cash used in investing activities                                  (11,587,922)         (7,669,167)         (3,873,662)

Cash flows from financing activities
  Long-term debt financing                                                       7,409,479                  --                  --
  Payments on long-term debt                                                    (1,906,055)            (73,009)            (95,100)
  Issuance of common stock through stock options and warrants                    1,141,607                  --                  --
  Receipt of Section 16(b) common stock profits                                         --                  --               6,974
                                                                              ------------         -----------         -----------
        Net cash provided by (used in)
          financing activities                                                   6,645,031             (73,009)            (88,126)
                                                                              ------------         -----------         -----------
        Net increase (decrease) in cash
          and cash equivalents                                                   2,196,793          (2,467,448)            109,590

Cash and cash equivalents at beginning of year                                   2,433,143           4,900,591           4,791,001
                                                                              ------------         -----------         -----------
Cash and cash equivalents at end of year                                      $  4,629,936         $ 2,433,143         $ 4,900,591
                                                                              ============         ===========         ===========

The accompanying notes are an integral part of these statements.


               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

 1. The Company

 Davel Communications Group, Inc. and its Subsidiaries taken as a whole (the Company) operates, services and maintains a system of over 15,000 pay telephones in 24 states and provides operator services to these pay telephones. Until December 31, 1996, the Company also provided operator services to approximately 74,000 motel and hotel telephones in 47 states (Hospitality Division). The Company also manufactured, remanufactured and repaired pay telephones and other telecommunications equipment for its own use and for sale to others through the fourth quarter of 1996 (Remanufacturing Division). The Hospitality Division was sold and the Remanufacturing Division was discontinued late in 1996 (See Note B).

 2. Principles of Consolidation

 The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation, except as noted in Note F.

 3. Inventories

 Inventories, which consist mainly of repair and manufacturing parts and supplies, are carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

 4. Concentrations of Credit Risk

 Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 27% of the Company's pay telephones located in the State of Florida.

 The Company and its Subsidiaries maintain cash balances at several financial institutions located throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 5.  Fair Value of Financial Instruments

 For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities. Due to floating interest rates and values determined using borrowing rates currently available to the Company, long-term debt is also carried at amounts that approximate fair value.

 6.  Property and Equipment

 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using straight-line and accelerated methods.

 7.  Intangible Assets

 Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years.

 The Company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of December 31, 1996, the management of the Company believes no additional impairment exists, and therefore, no additional write-downs of intangibles have been made.

 8.  Recognition of Revenue

 Revenues from coin calls and non-coin calls are recognized as calls are made. When revenue on a telephone call is recorded, an expense is also recorded for fees associated with the call.

 9.  Income Taxes

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences include a deferred gain on an involuntary conversion, accumulated depreciation and amortization of property and equipment and intangibles, allowance for doubtful accounts, and accrued liabilities.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 10. Earnings Per Share

 Earnings per common share are computed on the basis of the average number of shares outstanding during each year.

 11. Cash Equivalents

 For purposes of determining cash flows, the Company defines cash and cash equivalents as highly-liquid investments purchased with an original maturity of three months or less.

 12. Transactions with Majority Shareholder's Businesses

 Certain employees of the Company devote a portion of their time to businesses (other than the Company) owned by Mr. David Hill ("the Shareholder"). Mr. Hill is the owner of 50.2% of the Company's outstanding common stock. Mr. Hill's businesses regularly reimburse the Company for an allocation of the salary and other costs of these employees computed in proportion to the time spent by these employees working on behalf of such businesses. These reimbursements have been netted against the appropriate line items from the statement of earnings in which they were classified.

 13. Use of Estimates

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

 14. Reclassification

 Certain reclassifications have been made to conform to the 1996 presentation.

 15. New Accounting Standard

 The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company has elected to continue using the intrinsic value method to account for stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note J).

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE B - DISCONTINUED OPERATIONS

 1. Sale of Hospitality Division

 On December 31, 1996, the Company sold its Hospitality Division (ComTel Computer Corp.) in a stock sale agreement for approximately $ 5 million (cash proceeds of $ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of ComTel. The sale resulted in a gain of $ 746,402, after tax expense of $ 439,000 and added $ .16 to the 1996 net earnings per share.

 The disposal of this division is being accounted for as discontinued operations and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for all periods presented.

 Information relating to the discontinued operations of the Hospitality Division for the year ended December 31, 1996, are as follows:

   Revenues                               $9,832,330
   Costs and expenses                      9,413,850
                                          ----------

          Operating profit                   418,480

   Other income                               30,540
                                          ----------

          Earnings before income taxes       449,020

   Income taxes                              114,941
                                          ----------

          Net earnings                    $  334,079
                                          ==========

 2.  Remanufacturing Division

 During the fourth quarter of 1996, the Company committed to discontinue its remanufacturing operations. This disposal has been reported as a discontinued operation and accordingly, results of its Remanufacturing Division have been excluded from continuing operations in the consolidated statements of earnings and cash flows for all periods presented. The net assets to be disposed of have been separately classified in the accompanying balance sheet at December 31, 1996. The 1995 balance sheet has not been restated.

               Davel Communications Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE B - DISCONTINUED OPERATIONS - Continued

 The Company plans to dispose of the assets by selling to other companies in the industry. The Company has listed the assets in various trade journals. It is anticipated that the disposal will be completed during the second quarter of 1997.

 The Remanufacturing Division had revenues of $372,855 and $994,926 in 1996 and 1995, respectively.

 The net assets of discontinued operations are stated at the Company's estimate of their net realizable value. The estimated loss on disposal at December 31, 1996, included the writedown of inventory to market value based on management's estimate. These net assets consist of:

                                                     1996
                                                   ---------

   Current assets                                   $137,340
   Prepaid income taxes                              434,962
   Property, plant and equipment                      39,570
   Current liabilities                               (10,932)
   Deferred income taxes                              (1,703)
                                                    --------

          Net assets of discontinued operations     $599,237
                                                    ========

NOTE C - NON-RECURRING CHARGE

 In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Company adopted the statement during the year ended December 31, 1995.

 In the 1995 fourth quarter, the Company recorded a non-recurring charge of $3.1 million ($2.9 million after-tax or $.65 per share) due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121.

 Of the non-recurring charge, $2.7 million relates to intangible assets purchased in the April 1994 acquisition of Comtel Computer Corp. (ComTel), the Hospitality Division that was sold on December 31, 1996. This non-recurring charge has been reclassified to discontinued operations. Acquired contracts with hotel and motel properties for operator services represent $2.5 million of the charge, and acquired research and development costs represent the remaining $.2 million. The Company determined the future cash flows from these impaired assets to be negligible and considered a complete write-down of the remaining intangible balances to be appropriate.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE C - NON-RECURRING CHARGE - Continued

 The balance of the non-recurring charge of $.4 million ($.2 million net of tax) represents a write off of uninstalled pay telephone and PBX switching equipment which was made obsolete by 1995 changes to the North American Numbering Plan, the telephone numbering plan used in the United States, Canada, Bermuda, Puerto Rico and the Caribbean countries (NANP). This uninstalled equipment was not upgradable to accommodate new area codes created by the changes to the NANP and was determined by the Company to be impaired. All of the Company's remaining equipment has been upgraded or is fully upgradable to comply with the changes to the NANP.


NOTE D - ACQUISITIONS

 During the years ended December 31, 1996 and 1995, the Company made acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not significant. For all 1996 transactions, the purchase price was completely allocated to payphones and associated assets including inventory and, in some instances, non-compete agreements.

 On June 4, 1996, the Company completed the acquisition of the assets of Cottonwood Communication of Burlington, Iowa, including 933 installed pay telephones in Arizona, Iowa, and Utah in a business combination accounted for as a purchase. The purchase price for the assets, which included equipment related to the installed telephones, inventory and location agreements, was $2,620,065 in cash.

 On July 12, 1996, the Company completed the acquisition of 653 installed pay telephones and other related assets from Payphone Corporation of America for $1,785,250 in cash in a business combination accounted for as a purchase. The acquired pay telephones are located primarily in the Washington D.C. metropolitan area.

 On November 1, 1996, the Company completed the acquisition of 1,008 installed pay telephones and other related assets from Pay Telephone America, Ltd. for $3,500,000 in cash in a business combination accounted for as a purchase. The acquired telephones are located primarily in Mississippi and adjoining states.

 The Company engaged in other smaller acquisitions accounted for as purchases during the year. These acquisitions included a total of 173 pay telephones for $476,500.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE D - ACQUISITIONS - Continued

 On April 14, 1995, the Company completed the acquisitions of 712 pay telephones from five different entities in a business combination accounted for as a purchase. The purchase included five separate pay telephone routes with operations in North Carolina, South Carolina, Maryland, Virginia, and Washington, D.C. The Company acquired the pay telephones and the associated assets including inventory for $ 1,693,187. The purchase price exceeded the fair value of the assets acquired by $ 25,000 which was assigned to goodwill and is being amortized over ten years.


NOTE E - PROPERTY AND EQUIPMENT

 Property and equipment is summarized as follows at December 31:

                                                                             Estimated
                                                                            Useful Life
                                                 1996           1995         in Years
                                              -----------    -----------    -----------
 Installed pay telephones and related
   equipment                                  $33,281,482    $21,834,933        10
 Installed hospitality equipment                        -      1,486,217         5
 Transportation equipment                         882,463        763,130         5
 Furniture, fixtures and office equipment         439,805        584,303        5-7
 Other                                            356,498        683,176        7-39
                                              -----------    -----------

                                               34,960,248     25,351,759
   Less accumulated depreciation and
     amortization                               9,469,535      7,595,789
                                              -----------    -----------

                                               25,490,713     17,755,970
 Uninstalled pay telephone and hospitality
   equipment                                    2,926,902      2,302,059
                                              -----------    -----------

                                              $28,417,615    $20,058,029
                                              ===========    ===========

 Maintenance and repairs expense from continuing operations was $ 1,119,986, $ 823,448 and $ 790,977 for the years ended December 31, 1996, 1995 and 1994, respectively.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE F - RELATED PARTY NOTES AND TRANSACTIONS

 1.  Receivables

 Following is a summary of receivables from related parties:

                                        1996       1995
                                       -------    -------
  Accounts receivable from employees   $51,316    $ 6,406
  Accounts receivable from businesses
    owned by the Shareholder             8,102     18,391
                                       -------    -------

                                       $59,418    $24,797
                                       =======    =======

 2.  Transactions With Shareholder

 The Company and its Subsidiaries engaged in the following transactions with the Shareholder.

                                               1996        1995        1994
                                             --------    --------    --------

  Payments made for rent of commercial real
    estate and lease of long distance
    switching equipment                      $239,120    $231,720    $221,680
                                             ========    ========    ========

  Payments received for providing
    administrative services                  $122,206    $126,776    $157,506
                                             ========    ========    ========

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE F - RELATED PARTY NOTES AND TRANSACTIONS - Continued

 3.  Intercompany Profits and Losses

 As the Hospitality and Remanufacturing Divisions' results of operations have been excluded from continuing operations in the consolidated statements of operations, certain intercompany transactions were not eliminated. These transactions include: a) revenue from directing call traffic from the Hospitality Division to the Company's switching equipment, digital computerized routing systems that receive and route calls through transmission lines to their destination, b) commissions paid to the Company's Hospitality Division for directing call traffic through the Company's switching equipment, c) income from providing administrative support to the discontinued subsidiaries.

                                                   1996          1995         1994
                                                ----------    ----------    --------
  Revenue
    Revenue from switching services provided
    to Hospitality Division                     $2,358,656    $1,750,589    $ 69,142
                                                ==========    ==========    ========

  Expenses
    Commission paid to Hospitality Division     $1,680,579    $1,115,598    $    966
                                                ==========    ==========    ========

  Other Income
    Administrative Income                       $  582,582    $  472,996    $346,212
                                                ==========    ==========    ========

 The Stock Purchase Agreement for the sale of the Hospitality Division provides for a contractual relationship between the Company and the buyer for continuing use of the Company's switching equipment through December 20, 1997, at a rate structure substantially as provided during 1996.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE G - LONG-TERM DEBT

 Following is a summary of long-term debt as of December 31:

                                                              1996       1995
                                                              ----       ----
  Revolving Advance on bank's line-of-credit at the
    bank's corporate base rate (8.25% at December 31,
    1996), interest due monthly with the principal due
    September 30, 2001, collateralized by the
    Company's assets.                                      $5,590,417  $      -

  Term note payable to bank at the bank's
    corporate base rate (8.25% and 8.5% at
    December 31, 1996 and 1995, respectively),
    35 monthly payments of $3,393 principal plus
    interest, beginning May 24, 1995, balance of
    principal due April 24, 1998, collateralized
    by transportation equipment.                               98,393   139,107

  Term note payable to bank at 8.092%, monthly
    installments of principal and interest of
    $923 due January 23, 2008, collateralized
    by a mortgage on real estate.                              80,464    84,830

  Notes payable to banks and others with interest rates
    ranging from 5.9% to 9.95% due at various dates
    ending March 1998.                                         25,952    67,865
                                                           ----------  --------

                                                            5,795,226   291,802
    Less current maturities                                    69,207    86,992
                                                           ----------  --------

                                                           $5,726,019  $204,810
                                                           ==========  ========

 Annual maturities of long-term debt, are as follows:

       Year ended December 31,
             1997                                          $   69,207
             1998                                              47,592
             1999                                              22,487
             2000                                               5,987
             2001                                           5,596,907
             Thereafter                                        53,046

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE H - LINE-OF-CREDIT

 Effective September 30, 1996, the Company expanded the size of its revolving bank line of credit from $ 15 million to $ 25 million. This line-of-credit provides for the conversion of up to $ 17.5 million of the line-of-credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on the bank's Corporate Base Rate ("CBR"), which was 8.25% on December 31, 1996. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of December 31, 1996, the Company had $ 5.6 million borrowed under the revolving portion of the credit facility.

 The line-of-credit agreement requires, among other things, that the Company meet minimum net worth and current ratio requirements and contains certain other restrictions related to use of proceeds, compensating balances, types of investments and the assumption of additional debt. The Company was in compliance with these covenants at December 31, 1996.


NOTE I - OPERATING LEASE COMMITMENTS

 The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2004. Some of the operating leases provide the Company pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises.

 In June of 1993, the Company entered into a lease of long distance telephone call switching equipment with the Shareholder. All operating and maintenance expenses related to the switching equipment are paid by the Company. Also in June 1993, the Company entered into four noncancelable operating leases with the Shareholder for facilities. The aggregate monthly lease payment increased to $ 18,570 starting May 1, 1995.

              Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE I - OPERATING LEASE COMMITMENTS - Continued

 The annual minimum rental commitments under operating leases are as follows:

    Year ended December 31,
             1997                                   $  390,459
             1998                                      254,200
             1999                                      130,757
             2000                                      103,320
             2001                                      103,320
             Thereafter                                154,980
                                                    ----------

    Total minimum payments required                 $1,137,036
                                                    ==========

 Rent expense for operating leases from continuing operations for the years ended December 31, 1996, 1995 and 1994 was $ 213,384, $ 168,715 and $ 130,968
 respectively.


NOTE J - CAPITAL STOCK TRANSACTIONS

 1.  Preferred Stock

 The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $ .01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE J - CAPITAL STOCK TRANSACTIONS - Continued

 2.  Stock Options and Warrants

 The Company maintains a Stock Option Plan and a Directors' Stock Option Plan, accounted for under APB Opinion 25 and related Interpretations. The plans provide for the grant of nonqualified options to purchase shares of common stock and outright grants of common stock. The maximum number of shares of common stock reserved for issuance under the Stock Option Plan and the Directors' Stock Option Plan are 1,000,000 and 150,000 shares, respectively, and the maximum term of the options is five years. Generally, key employee options vest in three equal installments. Nonemployee Director options become fully vested upon receipt. The exercise price of each option generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                        1996        1995        1994
                                     ----------  ----------  -----------

    Net earnings        As reported  $3,804,814  $1,311,729   $3,753,119
                        Pro forma     3,205,831   1,283,098    3,274,808

    Net earnings per
      common share      As reported  $      .84  $      .29   $      .84
                        Pro forma           .71         .29          .74

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996, 1995, and 1994, respectively: dividend yield of 0% for all years; expected volatility of 32.9%, 43.4% and 47.7%; risk-free interest rates of 6.2%, 5.9% and 5.75%; and expected life of 2.5 years.

               Davel Communications Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE J - CAPITAL STOCK TRANSACTIONS - Continued

  A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below.

                                                                               1996                 1995                1994
                                                                      --------------------  -------------------  ------------------
                                                                                  Weighted             Weighted            Weighted
                                                                                  Average              Average             Average
                                                                                  Exercise             Exercise            Exercise
                                                                        Shares      Price    Shares     Price     Shares    Price
                                                                      ---------   --------  -------   ---------  --------  --------
Outstanding at beginning of year                                        420,774     $12.63  414,674     $12.67    238,250    $13.63
Granted                                                                 255,000      14.66   12,000      11.88    176,424     11.42
Exercised                                                              (173,874)     12.36        -          -         -         -
Expired                                                                       -          -   (5,900)     13.42         -         -
                                                                       --------     ------  -------   --------   --------  --------
Outstanding at end of year                                              501,900     $14.07  420,774     $12.63    414,674    $12.67
                                                                       ========     ======  =======   ========   ========  ========
Options exerciseable at year end                                        276,566     $13.44  334,672     $12.61    292,164    $12.59

Weighted-average fair
  value of options granted
  during the year                                                                   $ 3.98              $ 3.85             $ 3.95

  The following information applies to options outstanding at December 31, 1996:

Number outstanding                                                       501,900
Range of exercise prices                                        $ 9.25 - $ 15.60

Weighted-average exercise price                                           $14.07
Weighted-average remaining contractual life                                 3.43

NOTE K - INCOME TAXES

  Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE K - INCOME TAXES - Continued

 The provision for income taxes is as follows:

                                              1996        1995         1994
                                           ----------  ----------   ----------

  Currently payable
    Federal                                $  827,752  $1,968,248   $1,387,427
    State                                     207,770     299,121      265,990
                                           ----------  ----------   ----------

                                            1,035,522   2,267,369    1,653,417
  Deferred                                    832,791     135,712      152,554
                                           ----------  ----------   ----------

  Income tax from continuing operations     1,868,313   2,403,081    1,805,971

  Income tax expense (benefit) from
    discontinued operations                   299,922     (24,806)     421,422
                                           ----------  ----------   ----------

  Total income tax expense                 $2,168,235  $2,378,275   $2,227,393
                                           ==========  ==========   ==========


               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE K - INCOME TAXES - Continued

 Deferred tax assets and liabilities consist of the following at December 31:

                                                             1996                    1995
                                                     --------------------   ---------------------
                                                       Net        Net         Net         Net
                                                     Current   Noncurrent   Current    Noncurrent
                                                     Assets   Liabilities    Assets   Liabilities
                                                     -------  -----------   --------  -----------

Assets
 Accumulated amortization of
  intangibles                                        $     -   $   27,140   $      -   $1,467,621
 Allowance for doubtful accounts                      58,441            -    144,473            -
 Accrued liabilities                                  20,406            -     18,303            -
 Valuation allowance                                       -            -          -     (988,000)
                                                     -------   ----------   --------   ----------

                                                      78,847       27,140    162,776      479,621

Liabilities
 Capital tax loss on sale of Hospitality Division          -      561,123          -            -
 Valuation allowance                                       -     (561,123)         -            -
 Differences in basis of fixed assets
  primarily due to accumulated
  depreciation                                             -    2,602,766          -    1,926,921
                                                     -------   ----------   --------   ----------

                                                     $78,847   $2,575,626   $162,776   $1,447,300
                                                     =======   ==========   ========   ==========

 A deferred tax asset of $561,123 has been provided for the $1.5 million of tax-basis capital loss carryover on the sale of ComTel. A valuation allowance for 100% of this deferred tax asset has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize. As time passes, management believes it will be able to better assess the amount of tax benefit it will realize from applying this capital loss. The capital loss carryover expires December 31, 2001.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE K - INCOME TAXES - Continued

 A reconciliation of Federal statutory income taxes to the Company's effective tax provision is as follows:

                                                   1996          1995         1994
                                                ----------   ------------  ----------

  Provision for Federal income tax at
    the statutory rate (34%)                    $1,721,633    $2,115,804   $1,672,333
  State income taxes, net of Federal benefit       167,099       205,358      162,314
  Stock options                                   (207,605)            -            -
  Capital losses                                   152,000       (49,347)           -
  Other, net                                        35,186       131,266      (28,676)
                                                ----------    ----------   ----------

  Income taxes from continuing operations        1,868,313     2,403,081    1,805,971

  Income tax expense (benefit) from
    discontinued operations                        299,922       (24,806)     421,422
                                                ----------    ----------   ----------

  Total income tax expense                      $2,168,235    $2,378,275   $2,227,393
                                                ==========    ==========   ==========

NOTE L - 401(k) PROFIT SHARING PLAN

 The Company maintains a 401(k) profit sharing plan which covers all full-time employees who meet the eligibility requirements as to age and length of service. A participant may elect to have his or her compensation reduced by an amount not to exceed 15% of compensation actually paid. The Company will match 50% of the participants' elective deferrals not exceeding 3% of the participants' compensation. Profit sharing expense was $ 46,263 and $ 35,428 for 1996 and 1995, respectively.

               Davel Communications Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE M - STATEMENT OF CASH FLOWS

 Cash paid during the year ended December 31 for interest and income taxes was as follows:

                            1996        1995        1994
                         ----------  ----------  ----------

  Interest               $  367,316  $  142,003  $  106,101

  Income tax payments     2,129,214   2,433,397   2,547,227

 In 1996, non-cash investing activities included a note receivable of $ 2.3 million for the sale of the Hospitality Division.


NOTE N - MAJOR SUPPLIERS

 The Telephone Division made purchases from the following major suppliers which accounted for more than 10% of the Company's total purchases of equipment for the years ended December 31:

                                   1996        1995         1994
                                ----------  -----------  ----------

  Protel, Inc.                  $1,304,254   $1,709,778  $1,376,818
  Quadrum Telecommunications       251,059            -           -
  Enclosures, Inc.                 226,422      129,645      71,242


NOTE O - SUBSEQUENT EVENT

 In January 1997, the Company was granted corporate authority to do business in Mexico. However, they are awaiting a license to provide pay telephone services. Operations are expected to begin in the second quarter of 1997. Organizational costs capitalized relating to Mexico operations through December 31, 1996, were $ 132,657.


               Davel Communications Group, Inc. and Subsidiaries

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                          Balance at    Charged to
                                          Beginning     Costs and    Deductions/  Balance at
        Description                        of Year       Expenses    Write-offs   End of Year
        -----------                        --------     ----------   ----------   -----------
Accounts receivable
  Allowance for doubtful accounts

     Year ended 1994                      $ 42,500      $1,000,220   $  748,328     $294,392

     Year ended 1995                       294,392       1,318,038    1,241,986      370,444

     Year ended 1996                       370,444         889,721    1,106,372      153,793



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.

ITEM 13.  CERTAIN TRANSACTIONS

     The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1.   Financial Statements

          For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Supplementary Data on Page 28.

     2.   Financial Statement Schedules

          The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

                 See Index to Financial Statements and Supplementary Data on Page 28.

     3.   Exhibits

          See Exhibit Index on Page 55.

     (b) Reports on Form 8-K.

          On February 11, 1997, the Company filed a Current Report on Form 8-K to report the sale of 100% of the Common Stock of Comtel Computer Corp. and California Comtel Computer, Inc. to Portland, Oregon-based Skylink Telecommunications Corp. On March 13, 1997, the Company filed a Current Report on Form 8-K/A containing the unaudited pro forma financial statements for the nine months ended September 30, 1996, and the fiscal year ended December 31, 1995, which were not included as part of the filing of the Current Form 8-K as filed on March 13, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAVEL COMMUNICATIONS GROUP, INC.
Date:  March 28, 1997               By:
                                        DAVID R. HILL
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                           Title                             Date
 /s/ David R. Hill                       Chairman of the Board of Directors        March 28, 1997
----------------------------------
David R. Hill

 /s/ Robert D. Hill                      President, Chief Executive Officer        March 28, 1997
----------------------------------         and Director
Robert D. Hill

 /s/ Michael E. Hayes                    Chief Financial and Accounting            March 28, 1997
----------------------------------         Officer and Director
Michael E. Hayes

 /s/ Jacquelyn J. Borrowman              Controller                                March 28, 1997
----------------------------------
Jacquelyn J. Borrowman

 /s/ Paul B. Demirdjian                  Senior Vice President of                  March 28, 1997
----------------------------------         Operations and Director
Paul B. Demirdjian

 /s/ Michael G. Kouri                    Senior Vice President of                  March 28, 1997
----------------------------------         Development and Finance and Director
Michael G. Kouri

 /s/ Theodore C. Rammelkamp, Jr.         Senior Vice President, General Counsel    March 28, 1997
----------------------------------         and Director
Theodore C. Rammelkamp, Jr.

 /s/ A. Jones Yorke                      Director                                  March 28, 1997
----------------------------------
A. Jones Yorke

 /s/ Glen E. Barber                      Director                                  March 28, 1997
----------------------------------
Glen E. Barber

 /s/ Thomas M. Vitale                    Director                                  March 28, 1997
----------------------------------
Thomas M. Vitale

                                EXHIBIT INDEX

Exhibits                        Description
--------                        -----------
 3.2    Amended and restated By-laws of the Company.(1)
10.1    Amended and Restated Loan Agreement, dated September 30, 1996, by and between the Company and The Boatmen's National Bank of St. Louis for a
        revolving/term credit facility in the principal amount of
        $25,000,000.(2)
10.2    Employment Agreement, dated September 12, 1996, between the Company and
        David R. Hill.
10.3    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Robert D. Hill.
10.4    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Paul B. Demirdjian.
10.5    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Michael G. Kouri.
10.6    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Marlin E. Turnipseed.
10.7    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Michael E. Hayes.
10.8    Revised Employment Agreement, dated February 28, 1997, between the
        Company and Theodore C. Rammelkamp, Jr.
10.9    Stock Purchase agreement, dated December 20, 1996, by and between the
        Company and Skylink Telecommunications Corporation for the sale of 100%
        of the Common Stock of Comtel Computer Corp. and California Comtel
        Computer, Inc.
10.10   Asset Purchase Agreement, dated January 1, 1996, by and between the
        Company and Capital Pay Phone Group, LLC for the purchase of pay telephone assets.
10.11   Asset Purchase Agreement, dated April 16, 1996, by and between the
        Company and Suntel for the purchase of pay telephone assets.
10.12   Asset Purchase Agreement, dated June 4, 1996, by and between the
        Company and Cottonwood Ventures, LC for the purchase of pay telephone assets.
10.13   Asset Purchase Agreement, dated July 12, 1996, by and between the
        Company and Payphone Corporation of America for the purchase of pay telephone assets.
10.14   Asset Purchase Agreement, dated November 1, 1996, by and between the
        Company and Pay Telephone America, Ltd. for the purchase of pay telephone assets.

---------------------

(1) Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-67678).
(2) Incorporated herein by reference to the exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-22610).