Form 10-K/A
period 1996-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1997-04-07
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No.1

(Mark one)
               X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1996
                                      or
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from           to

                        Commission file number 0-22610

                       DAVEL COMMUNICATIONS GROUP, INC.
            (Exact name of registrant as specified in its charter)

                 Illinois                                       37-106477
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


            1429 Massaro Boulevard
                Tampa, Florida                                     33619
     (address of principal executive, offices)                   (Zip Code)

      Registrant's telephone number, including area code: (813) 623-3545

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
                   NONE

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,445,621. As of March 24, 1997, there were 4,581,269 shares of the registrant's Common Stock outstanding.

Documents incorporated by reference:  None

     The Company's Annual Report on Form 10-K is hereby amended to include the Financial Data Schedules required pursuant to Article 5 of Regulation S-X which were inadvertently omitted from the Company's original filing in error.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAVEL COMMUNICATIONS GROUP, INC.


Date:  April 4, 1997                   By:  /s/ Michael E. Hayes
                                           ----------------------------
                                           Michael E. Hayes
                                           Senior Vice President and
                                             Chief Financial Officer