Form 10-K/A
period 1996-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1997-04-30
CIK 911016

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 2
(Mark one)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,445,621. As of March 24, 1997, there were 4,581,269 shares of the registrant's Common Stock outstanding.

Documents incorporated by reference:  None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


         The following table sets forth the names and ages of the Company's directors and executive officers and their positions with the Company:

  Name                             Age                 Position
  ----                             ---                 --------
David R. Hill(1)(2)                 65         Chairman of the Board

Robert D. Hill(1)                   45         President and Chief Executive
                                                  Officer and Director
Paul B. Demirdjian                  36         Senior Vice President of
                                                  Operations and Director
Michael E. Hayes                    39         Senior Vice President and Chief
                                                  Financial Officer and Director
Michael G. Kouri                    52         Senior Vice President of
                                                  Development and Finance
                                                  and Director
Theodore C. Rammelkamp, Jr.(1)      52         Senior Vice President and
                                                  General Counsel and Director
Glen E. Barber(3)                   47         Director
Thomas M. Vitale(2)(3)              40         Director
A. Jones Yorke(2)(3)                64         Director

----------------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

         David R. Hill founded Davel Communications Group, Inc. and its subsidiaries. He has been Chairman of the Board of these companies since their respective dates of organization. He served as the Chief Executive Officer of these companies through December 1994. He has been involved in industries related to electronics and telecommunications since 1951. Mr. Hill is the father of Robert D. Hill.

         Robert D. Hill joined the Company in 1981 as the general manager of its largest telephone remanufacturing facility. Between January 1990 and December 1994, he served as the Company's President and Chief Operating Officer. Since January 1995, he has served as the Company's President and Chief Executive Officer.

         Paul B. Demirdjian joined the Company in 1984. Since January 1990, he has served as the Company's Senior Vice President of Operations.

         Michael E. Hayes joined the Company in September 1992 as its Controller and Treasurer. Mr. Hayes became Vice President and Chief Financial Officer in August 1993 and became a Senior Vice President in January 1996.
Mr. Hayes was President of Gelato

Midwest, Inc., an ice cream manufacturer and retailer, from January 1991 to September 1992.

         Michael G. Kouri served as a financial consultant to the Company from October 1990 through August 1993, when he was appointed Senior Vice President of Development and Finance. Mr. Kouri became an employee of the Company in November 1993. Since 1983 he has been Chairman of the Board and Chief Executive Officer of Elite Financial Corporation, a financial services company. Two of Elite's subsidiaries, Telco Leasing Acceptance Corporation and Eastern Payphones, Inc., specialize in the financing, operating and marketing of pay telephones.

         Theodore C. Rammelkamp, Jr. has been Senior Vice President and General Counsel of the Company since April 1994. Prior to becoming an employee of the Company, Mr. Rammelkamp was a member of the law firm of Rammelkamp, Bradney, Dahman, Kuster, Keaton, Fritsche & Lindsay, P.C. from 1979 through March 1994, serving as its managing partner from January 1991 through March 1994.

         Glen E. Barber is the founder and has been President of New Age Communications, Inc., a distributor of operator services, since 1989.

         Thomas M. Vitale has been a partner in the law firm of Mayer, Brown & Platt since July 1991.

         A. Jones Yorke has been a financial consultant to and President of Asset Channels, Inc., an investment company, since February 1990. Mr. Yorke was Chairman of the Board of Auerbach, Pollack & Richardson, Inc., a registered securities dealer, and Auerbach Financial Group, Inc., a financial holding company, from November 1994 through November 1995. Mr. Yorke is currently the Chairman and Chief Executive Officer of Coleman and Company Securities, Inc., a registered securities dealer, and serves as Chairman of 42nd Street Development Corporation, a not-for-profit corporation.

ITEM 11.  EXECUTIVE OFFICER COMPENSATION AND BENEFITS

EXECUTIVE OFFICER COMPENSATION

         The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation                           Long-Term Compensation
                             -----------------------------------------   --------------------------------------------
                                                                                       Securities
                                                        Other Annual        Common     Underlying       All Other
Name and Position            Year   Salary    Bonus    Compensation(1)   Stock Grants    Options      Compensation(2)
-----------------            ----   ------    -----    ---------------   ------------  ----------     ---------------
David R. Hill,               1996  $250,000  $91,777      $       -        $      -      200,000             $2,250
 Chairman of the Board       1995   250,000   70,480              -               -            -              2,250
                             1994   250,000   82,387              -               -            -              2,470

Robert D. Hill,              1996  $200,000  $33,664      $       -        $ 40,000        6,000             $2,250
 President and Chief         1995   150,000   75,016              -               -            -              2,250
 Executive Officer           1994    95,000   70,371              -               -       10,000                  -

Paul B. Demirdjian,          1996 $ 145,000  $30,696      $       -        $ 30,000        6,000             $2,250
 Senior Vice President       1995    90,000   90,938              -               -            -              2,080
 of Operations               1994    90,000   62,725              -               -        6,000              1,544

Michael G. Kouri,            1996 $ 145,000  $24,100      $       -        $ 30,000        6,000             $2,250
 Senior Vice President       1995    85,000   88,419              -               -            -              1,957
 of Development              1994    85,000   56,443              -               -        6,000                586
 and Finance

Theodore C. Rammelkamp,Jr.   1996 $ 120,000  $17,935      $       -        $ 30,000        6,000             $2,069
 Senior Vice President       1995    85,000   55,240              -               -            -              1,414
 and General Counsel         1994    60,308        -              -               -       20,000                231


 1. The only type of Other Annual Compensation for Messrs. David Hill, Robert Hill, Demirdjian and Kouri was in the form of perquisites and was less than the level required for reporting.

 2. All Other Compensation disclosed in this column represents the Company's contributions, both vested and not vested, to the Company's defined contribution plan.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                             -------------------------------------------------------------
                               Number of       Percent of Total   Exercise or                  Potential Realizable
                                 Shares         of All Options       Base                            Value (1)
                               Underlying         Granted to         Price      Expiration
Name                         Option Grants        Employees        Per Share       Date         0%      5%        10%
----                         -------------     ----------------   -----------   ----------    -----------------------
David R. Hill                  200,000              82.3%           15.125        9/6/01       $0/$1,902,406/$4,821,071
Robert D. Hill                   6,000               2.5%           12.750        6/6/01      $39,000/$111,637/$223,077
Paul B. Demirdjian               6,000               2.5%           12.750        6/6/01      $39,000/$111,637/$223,077

Michael G. Kouri                 6,000               2.5%           12.750        6/6/01      $39,000/$111,637/$223,077
Theodore C. Rammelkamp, Jr.      6,000               2.5%           12.750        6/6/01      $39,000/$111,637/$223,077


(1) The values shown are purely hypothetical and have been calculated on the assumption that the value of the Company's Common Stock underlying an option appreciates at the specified rate (0%, 5% or 10% per annum) from the date of the grant of the option until its expiration. In fact, the options cannot be valued without prediction of the future movement of the price of the Company's stock. The amount realized from the options disclosed in this table will depend upon, among other things, the continued employment of the recipient of the option and the actual performance of the Company's stock during the applicable period.

                     AGGREGATED OPTION EXERCISES IN LAST
                       FISCAL YEAR AND FISCAL YEAR-END
                                OPTION VALUES


                            Number of                      Number of Shares Underlying        Value of Unexercised In-The
                         Shares Acquired      Value     Unexercised Options at Year End($)     Money Options at Year-End
Name                       on Exercise     Realized(1)     Exercisable/Unexcercisable         Exercisable/Unexercisable(2)
----                     ---------------   -----------  ----------------------------------    ----------------------------
David R. Hill                    0              0                   0/200,000                         $0/$625,000
Robert D. Hill                   0              0                46,000/4,000                      245,000/22,750
Paul B. Demirdjian             7,000         35,000              35,900/4,000                      191,975/22,750

Michael G. Kouri               6,000         39,750              30,800/4,000                      162,700/11,000
Theodore C. Rammelkamp, Jr.      0              0                26,666/7,334                      150,163/42,338


(1) Equals the difference between the aggregate exercise price of the options exercised and the aggregate fair market value of the shares of Common Stock received upon exercise at the time of exercise.

(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1996, at which date the closing price of the Common Stock as quoted on the Nasdaq National Market System was at $18.25 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into employment agreements with Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp (the "Executives"). The employment agreements provide for employment in each Executive's current position for three years. The employment agreements provide that the annual base salaries of the Executives will be $200,000 for Mr. Robert Hill, $145,000 for Mr. Demirdjian, $145,000 for Mr. Kouri and $120,000 for Mr. Rammelkamp.
In September 1996, the Company entered into an employment agreement with Mr. David Hill for employment in his current position for six years at an annual base salary of $400,000.

         In addition, each Executive is entitled to certain fringe benefits specified in his employment agreement and to incentive compensation. Under each employment agreement, the employment of the Executive may be terminated by the Company for cause

(as defined in the agreement) or without cause upon two weeks notice subject to the payment of severance pay equal to the lesser of six months base compensation or the base compensation payable for the remaining term of the agreement.

         Upon a change in control (as defined in the agreement), each employment agreement shall be automatically revised to eighteen months from the date of such change in control if the remaining term is less than eighteen months. If at or after a change in control, any of the following occur

(i) The Company or any successor of the Company terminates the Executive, or

(ii) The Executive elects to terminate employment by written notice within 60 days of the change in control, or

(iii) The Executive is required to move more than 100 miles from his current place of employment and the Executive elects to resign by written notice, or

(iv) The Executive is required to assume a position which requires a change in title or a diminution of responsibilities and the Executive elects to resign by written notice.

then the amount of severance pay due shall be equal to the sum of the following:

(i) salary for services performed pro-rated through the date of termination, plus

(ii) the greater of six months base compensation or the remaining base compensation due under the agreement plus

(iii) the maximum pro-rated cash bonus payable under the terms of the agreement.

INCENTIVE COMPENSATION

         The Company maintains a bonus plan pursuant to which certain employees of the Company are eligible to receive annual cash bonuses in an amount within a range based upon the percentage change in earnings per share of the Company's Common Stock measured from year to year in the cases of Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp, and measured against a base year in the case of Mr. David Hill with 1995 being set as the base year. The incentive bonuses range from 5% to a maximum of 45% of the employee's base salary.

         The Company also maintains a Stock Option Plan pursuant to which employees may be granted Common Stock and options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board currently administers the Stock Option Plan. The committee determines which individuals will be granted options, the number of shares to be subject to options and other terms and conditions applicable to the grants. The employment agreements with the Executives provide that they shall receive option grants in amounts within a range based upon the percentage change in earnings per share of the Company's Stock measured from year to year in the cases of Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp, and measured against a base year in the case of Mr. David Hill with 1995 being set as the base year. Mr. David Hill also received a grant of options to purchase 200,000 shares of the Company's Common Stock upon the signing of his employment agreement.

         Pursuant to the Stock Option Plan, the Executives are also entitled to annual grants of the Company's Common Stock during the terms of their respective employment agreements. The employment agreements provide that the annual stock grants provided to the Executives will be valued at $100,000 for Mr. David Hill, $40,000 for Mr. Robert Hill and $30,000 each for Messrs. Demirdjian, Kouri and Rammelkamp.

401(K) PLAN

         The Company maintains a 401(k) Plan which is available to all employees of the Company, including its executive officers. The Company provides a matching contribution to the plan up to a maximum of 1.5% of the salary of the contributing employee. The Company's contribution to an employee's account vests over a period of five years.

COMPENSATION OF DIRECTORS

         Through December 31, 1995, the Company did not pay cash compensation for service as directors. In 1996, the Company began paying cash compensation to directors who are not employees of the Company in the amount of $2,500 per meeting. Directors of the Company who are not employees of the Company are also reimbursed for their out-of-pocket expenses associated with attending meetings of the Board of Directors and committees and are eligible to receive options granted pursuant to the Company's Directors' Stock Option Plan.

         The Company provides Mr. Yorke with individual health insurance coverage and Mr. Barber with family health insurance coverage.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act generally requires the officers and directors of a public company, and persons who own more than ten percent of a registered class of a public company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, or upon written representations obtained from certain reporting persons, the Company believes that, during 1996, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with except that (i) Mr. Kouri failed to file a Form 4 in a timely manner to disclose the purchase of 6,000 shares of Common Stock through the exercise of an option granted pursuant to the Company's Stock Option Plan and the sale of those shares in June 1996; (ii) Messrs. Barber and Yorke failed to file Forms 4 in a timely manner to disclose the purchase of 16,000 and 8,000 shares of Common Stock respectively through the exercise of options granted pursuant to the Company's Directors' Stock Option Plan and the sale of those shares in June 1996; (iii) Mr. Rammelkamp failed to file a Form 4 in a timely manner to disclose the sale of 8,000 shares of the Company's Common Stock in September 1996; (iv) Mr. Hayes failed to file a Form 4 in a timely manner to disclose the purchase of 6,000 shares of Common Stock through the exercise of an option granted pursuant to the Company's Stock Option Plan and the sale of those shares in November 1996; and (v) Mr. Demirdjian failed to file a Form 4 in a timely manner to disclose the purchase of 7,000 shares of Common Stock through the exercise of an option granted pursuant to the Company's Stock Option Plan and the sale of those shares in December 1996. All of the transactions described above were disclosed by the individuals in Forms 5 which were filed in a timely manner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Messrs. Vitale, Yorke and Barber. No member of the Compensation Committee was at any time during 1996, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Act.

         No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of the Record Date by each director, each of the executive officers of the Company named on the Summary Compensation Table and by all executive officers and directors as a group.


                                                   Number of
                                              Shares Beneficially        Percentage
Name                                                 Owned                of Class
----                                          -------------------        ----------
David R. Hill..............................        2,497,750(1)             52.2%
Robert D. Hill.............................           48,106(2)                *
Paul B. Demirdjian.........................           37,979(3)                *
Michael G. Kouri...........................           32,379(4)                *
Michael E. Hayes...........................           15,579(5)                *
Theodore C. Rammelkamp, Jr.................           28,245(6)                *
Glen E. Barber.............................            4,000(7)                *
Thomas M. Vitale...........................           12,000(8)                *
A. Jones Yorke.............................           17,000(9)                *
Executive officers and directors
  as a group (9 persons)...................        2,689,038(10)            54.1%

----------------
         * Less than 1%

(1) Includes 200,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(2) Includes 48,106 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(3) Includes 37,479 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(4) Includes 32,379 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(5) Includes 15,479 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(6) Includes 8,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 20,245 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(7) Includes 4,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors Stock Option Plan.

(8) Includes 12,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.

(9) Includes 4,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 10,000 shares that could be acquired upon the exercise of a warrant.

(10) Includes 387,688 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan, the Directors' Stock Option Plan and a warrant.

OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS

         Based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to
Section 13(d) and 13(g) of the Exchange Act, the following table sets forth as of the Record Date certain information with respect to the number of shares of Common Stock beneficially owned by each person or entity that beneficially owns (directly or together with affiliates) more than 5% of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.


                                                     Amount and Nature of
Name and Address of Beneficial Owner                 Beneficial Ownership            Percent
------------------------------------                 --------------------            -------
David R. Hill
c/o Davel Communications Group, Inc.
601 West Morgan Street
Jacksonville, IL 62650.........................          2,497,750(1)                 52.2%

FMR Corp.
82 Devonshire Street
Boston, MA 02109...............................            413,500(2)                  9.0%

Liberty Investment Management, Inc.
2502 Rocky Point Drive, Suite 500
Tampa, FL 33607................................            317,900(3)                  6.9%

Grandview Partners, L.P.
1 Financial Center, Suite 1600
Boston, MA 02111...............................            278,500(4)                  6.1%

Bear Stearns & Co. Inc.
245 Park Avenue
New York, NY 10167.............................            236,300(5)                  5.2

-----------

(1) According to a Statement on Form 5 dated February 13,1997 and filed with the Securities and Exchange Commission (the "Commission"), the beneficial owner of such shares reported that it has sole voting power with respect to 2,497,750 of such shares and sole dispositive power with respect to 2,497,750 of such shares.

(2) According to a Statement on Schedule 13G dated February 14,1997 and filed with the Commission, the beneficial owner of such shares reported that it has sole voting power with respect to 413,500 of such shares and sole dispositive power with respect to 413,500 of such shares.

(3) According to a Statement on Schedule 13F filed with the Commission for the period ending December 31, 1996, the beneficial owner of such shares reported that it has sole voting power with respect to 317,900 of such shares and sole dispositive power with respect to 317,900 of such shares.

(4) According to a Statement on Schedule 13D dated August 22,1995 and filed with the Commission, the beneficial owner of such shares reported that it has sole voting power with respect to 278,500 of such shares and sole dispositive power with respect to 278,500 of such shares.

(5) According to a Statement on Schedule 13F filed with the Commission for the period ending December 31, 1996, the beneficial owner of such shares reported that it has sole voting power with respect to 236,300 of such shares and sole dispositive power with respect to 236,300 of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company leases approximately 30,750 square feet of office, manufacturing and warehousing space in Jacksonville, Illinois from Mr. David Hill. In June 1993, the Company and Mr. Hill entered into four leases, each with a ten-year term expiring on June 30, 2003. The leases provide for annual rents for such space aggregating $91,320. The Company believes that the terms of these leases are at least as favorable to the Company as those that could have been obtained from unrelated parties at the time they were entered into.

         The Company leases its long distance switching equipment in Tampa, Florida from Mr. Hill pursuant to an equipment lease with a term of five years commencing July 1993 and a monthly lease payment of $9,960. The Company paid under this lease an aggregate of $119,520 in lease payments in 1996. At the expiration of the lease in June 1998, the Company has the option to purchase the switching equipment for a price equal to the greater of its fair market value (as defined) or 15% of the original cost of the equipment (which was approximately $550,000). The lease is an operating lease for Company accounting purposes. The Company believes that the terms of this lease are at least as favorable to the Company as those that could have been obtained by the Company from unrelated parties at the time it was entered into.

         Certain employees of the Company devote a portion of their time to businesses (other than the Company) owned by Mr. Hill. Mr. Hill's businesses regularly reimburse the Company for an allocation of the salary and other costs of these employees computed in proportion to the time spent by these employees on other businesses owned by Mr. Hill compared to time spent on Company business. In 1996, the Company was reimbursed $122,206 for these services. The remaining balance due to the Company as of December 31, 1996 for these services was $8,102.

         Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DAVEL COMMUNICATIONS GROUP, INC.


Date:  April 29, 1997                      By:    /s/ Michael E. Hayes
                                              -------------------------------
                                                   Michael E. Hayes
                                                   Senior Vice President and
                                                   Chief Financial Officer