Form 10-Q
period 1997-03-31
DAVEL COMMUNICATIONS GROUP INC
filed 1997-05-16
CIK 911016

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: March 31, 1997      Commission File Number: 0-22610


                        DAVEL COMMUNICATIONS GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           ILLINOIS                                             37-1064777
           --------                                             -----------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                                I.D. No.)


                  1429 MASSARO BOULEVARD, TAMPA, FLORIDA 33619
                  --------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                 Registrant`s telephone number:  (813) 623-3545


                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes       No
                                  -------     -----

As of May 14, 1997, the number of shares outstanding of the Registrant`s Common Stock was 4,581,269.

               Davel Communications Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                        ASSETS           March 31, 1997       December 31, 1996
                                                         --------------       -----------------
CURRENT ASSETS
  Cash and cash equivalents                                $ 1,041,492           $ 4,629,936
  Accounts receivable, at net                                7,863,322             6,079,421
  Accounts receivable - officers and employees                  60,489                59,418
  Note receivable                                            2,301,000             2,301,000
  Inventories                                                   95,468                50,856
  Prepaid income taxes                                         771,768               804,945
  Other current assets                                         392,629               230,269
  Net assets of discontinued operations                              -               599,237
                                                           -----------           -----------
        Total current assets                                12,526,168            14,755,082

PROPERTY AND EQUIPMENT - AT COST
  less accumulated depreciation                             29,011,695            28,417,615

OTHER ASSETS
  Goodwill, less accumulated amortization                      266,274               274,586
  Other assets                                                 393,694               414,844
                                                           -----------           -----------
        Total other assets                                     659,968               689,430
                                                           -----------           -----------
        Total assets                                       $42,197,831           $43,862,127
                                                           ===========           ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                     $    63,456           $    69,207
  Accounts payable                                             850,027             1,044,179
  Accrued expenses                                           1,812,114             1,511,803
                                                           -----------           -----------
        Total current liabilities                            2,725,597             2,625,189

LONG-TERM DEBT, less current maturities                      2,637,823             5,726,019

DEFERRED INCOME TAXES                                        2,776,626             2,575,626

SHAREHOLDERS' EQUITY
  Preferred stock - authorized but unissued,
   1,000,000 shares $.01 par value                                   -                     -
  Common stock - authorized 10,000,000 shares without
   par value - 4,581,269 shares issued and outstanding          45,813                45,813
  Additional paid-in capital                                19,912,080            19,912,080
  Retained earnings                                         14,099,892            12,977,400
                                                           -----------           -----------
        Total shareholders' equity                          34,057,785            32,935,293
                                                           -----------           -----------
        Total liabilities and shareholders' equity         $42,197,831           $43,862,127
                                                           ===========           ===========

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                             For the Three                   For the Three
                                                                              Months Ended                    Months Ended
                                                                             March 31, 1997                  March 31, 1996
                                                                          -------------------             ---------------------
Revenues
  Coin calls                                                                   $ 5,371,245                     $3,656,318
  Non-coin calls                                                                 5,132,670                      3,722,599
  Long distance income                                                             175,633                        554,545
                                                                               -----------                     ----------
    Total revenues                                                              10,679,548                      7,933,462
Costs and expenses
  Telephone charges - payphones                                                  2,251,371                      1,597,674
  Commissions - payphones                                                        1,311,052                        948,662
  Cost of long distance income                                                      66,891                        392,234
  Service, maintenance and network costs                                         2,229,909                      1,801,587
  Selling, general and administrative                                            2,095,024                      1,212,042
  Depreciation and amortization                                                    912,731                        698,653
                                                                               -----------                     ----------
    Total operating costs and expenses                                           8,866,978                      6,650,852
                                                                               -----------                     ----------
    Operating profit                                                             1,812,570                      1,282,610
Other income (expense)
  Interest and other income                                                         72,854                         24,433
  Interest expense                                                                 (77,853)                        (7,378)
                                                                               -----------                     ----------
    Total other income (expense)                                                    (4,999)                        17,055
                                                                               -----------                     ----------
    Earnings from continuing operations before income taxes                      1,807,571                      1,299,665
Income taxes                                                                       685,079                        493,873
                                                                               -----------                     ----------
    Earnings from continuing operations                                          1,122,492                        805,792
Discontinued operations
  Gain (loss) from operations of hospitality division, net of income taxes              -                         133,610
                                                                               -----------                     ----------
    Net earnings                                                               $ 1,122,492                     $  939,402
                                                                               ===========                     ==========
Earnings per common share
  Continuing operations                                                        $      0.25                     $     0.18
  Discontinued operations                                                               -                            0.03
                                                                               -----------                     ----------
    Total                                                                      $       .25                     $      .21
                                                                               ===========                     ==========
Average shares outstanding                                                       4,581,269                      4,455,000
                                                                               ===========                     ==========

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              For the Three        For the Three
                                                                                              Months Ended          Months Ended
                                                                                             March 31, 1997        March 31, 1996
                                                                                             --------------        --------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net earnings                                                                                  $ 1,122,492           $   939,402
  Adjustments to reconcile net earnings to net cash provided by continuing operations
    Discontinued operations                                                                               -              (133,610)
    (Gain) loss on sale of property and equipment                                                    (4,545)                  947
    Depreciation and amortization                                                                   912,731               685,499
    Deferred income taxes                                                                           199,297                53,475
  Changes in assets and liabilities
    Increase in accounts receivable                                                              (1,745,081)             (582,870)
    (Increase) decrease in inventories                                                               13,129               (41,816)
    Increase in other assets                                                                       (123,478)              (17,513)
    Decrease in prepaid income taxes                                                                468,139               237,278
    Increase (decrease) in accounts payable                                                        (200,631)              258,770
    Increase in accrued expenses                                                                    295,858                62,957
                                                                                                -----------           -----------
        Net cash provided by operating activities                                                   937,911             1,462,519

Cash flows from investing activities
    Capital expenditures                                                                         (2,055,785)           (1,842,476)
    Proceeds from sale of property and equipment                                                     14,300                 2,000
    Decrease in net assets of discontinued operations                                               599,237               614,494
    Increase in cash value of life insurance                                                         (1,784)               (5,377)
    Increase in other investing assets                                                              (28,083)               (8,199)
                                                                                                -----------           -----------

        Net cash used in investing activities                                                    (1,472,115)           (1,239,558)

Cash flows from financing activities
    Payments on long-term debt                                                                   (3,093,947)              (20,604)
                                                                                                -----------           -----------

        Net cash used in financing activities                                                    (3,093,947)              (20,604)
                                                                                                -----------           -----------

        Net increase (decrease) in cash
         and cash equivalents                                                                    (3,628,151)              202,357

Cash and cash equivalents at beginning of year                                                    4,669,643             2,433,143
                                                                                                -----------           -----------

Cash and cash equivalents at end of year                                                        $ 1,041,492           $ 2,635,500
                                                                                                ===========           ===========

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

1.   The Company

Davel Communications Group, Inc. and its Subsidiaries taken as a whole ("the Company") operates, services and maintains a system of over 15,000 pay telephones in the southeastern and midwestern United States and provides operator services to these pay telephones. Until December 31, 1996, the Company also provided operator services to approximately 74,000 motel and hotel telephones in 47 states ("the Hospitality Division"). The Company also manufactured, remanufactured and repaired pay telephones and other telecommunications equipment for its own use and for sale to others through the fourth quarter of 1996 ("the Remanufacturing Division"). The Hospitality Division was sold and the Remanufacturing Division was discontinued late in 1996 (See Note B).

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

The Company and its Subsidiaries maintain cash balances at several financial institutions located throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $ 100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

5.   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using straight-line and accelerated methods.

6.   Intangible Assets

Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years. Accumulated amortization of goodwill as of March 31, 1997 and 1996, was $87,149 and $53,900, respectively.

The company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of March 31, 1997, management of the Company believes no impairment exists, and therefore no write-downs of intangibles have been made.

7.   Recognition of Revenue

Revenues from coin calls, non coin calls and hospitality calls are recognized as calls are made. When revenue on a telephone call is recorded, an expense is also recorded for costs associated with the call.

8.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences include a deferred gain on an involuntary conversion, accumulated depreciation and amortization of property and equipment and intangibles, allowance for doubtful accounts and accrued liabilities.

9.   Earnings Per Share

Earnings per common share is computed on the basis of the average number of shares outstanding during each period.

10.  Cash Equivalents

For purposes of determining cash flows, the Company defines cash and cash equivalents as highly-liquid investments purchased with an original maturity of three months or less.

11.  Use of Estimates

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

12.  Reclassification

Certain reclassifications have been made to conform 1996 amounts to the 1997 presentation.

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, the Company sold the Hospitality Division (Comtel Computer Corp.) in a stock sale agreement for approximately $ 5 million (cash proceeds of $ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the three months ended March 31, 1996.

During the fourth quarter of 1996, the Company also discontinued its remanufacturing operations. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the three months ended March 31, 1996. The net assets of the remanufacturing division to be disposed of have been separately classified in the accompanying balance sheet at December 31, 1996. The Company disposed of the assets of the remanufacturing division in the first quarter of 1997 through the sale of the remaining inventory and equipment at its book value, resulting in no gain or loss on the sale.

Information relating to the discontinued operations for the three months ended March 31, 1996, is as follows:

 Revenues                                           $2,974,744
 Costs and expenses                                  2,779,976
                                                    ----------

   Operating profit                                    194,768

 Other income                                           20,761
                                                    ----------

   Earnings before income taxes                        215,529

 Income taxes                                           81,919
                                                    ----------

   Net earnings                                     $  133,610
                                                    ==========

NOTE C - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE D - LINE-OF-CREDIT

     The Company has a $25 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.50% on March 31, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of May 14, 1997, the Company had approximately $2.8 million borrowed under the revolving portion of the credit facility.

NOTE E - CAPITAL STOCK TRANSACTIONS

1.   Preferred Stock

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any current plans to issue any shares of preferred stock.

2.   Stock Options and Warrants

The Company maintains an Employee Stock Option Plan and a Directors' Stock Option Plan. The plans provide for the grant of nonqualified options to purchase shares of common stock. The exercise price of any option will be equal to the market price of the common stock at the time of the grant. The maximum number of shares of common stock reserved for issuance under the Employee Stock Option Plan and the Directors' Stock Option Plan are 1,000,000 and 150,000 shares, respectively.

NOTE F - 401(K) PROFIT SHARING PLAN

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended December 31, 1996.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Davel Communications Group, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition and the possibility of increasing competitive pressures in a deregulated environment, continuing increases in "dial-around" call traffic originating from the Company's pay telephones, uncertainties with respect to the implementation and effects of the Telecommunications Act of 1996, including potential litigation seeking to modify or overturn the order or portions thereof and the ongoing ability of the Company to deploy its pay telephones in favorable locations. Such factors and others are set forth more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The financial results discussed below relate to continuing operations which primarily consist of the Company's pay telephone operations.

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

     On December 31, 1996, the Company sold its Hospitality Division "Comtel" in a stock sale agreement for approximately $ 5 million (cash proceeds of

$ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the three months ended March 31, 1996.

     During the fourth quarter of 1996, the Company also discontinued its remanufacturing operations. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the three months ended March 31, 1996.

     The Company derives virtually all its revenues from calls placed from its pay telephones which include coin calls, non-coin calls and "dial-around" calls.

     The Company`s pay telephones generate coin revenues primarily from local calls. In all of the territories in which the Company`s pay telephones are located, the Company charges the same rates for local coin calls as does the LEC. The maximum rate LECs and independent pay telephone companies may charge for local calls is currently generally set by state regulatory authorities and in most cases is $0.25 or $0.35. On September 20, 1996, the FCC adopted rules and policies to implement Section 276 of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, governing the pay telephone industry. Among other provisions, the new rules require that local coin rates must generally be deregulated no later than October 1, 1997.

     The Company also receives revenues from cashless calls made from its pay telephones. Cashless calls include credit card calls, calling card calls, collect calls and third-party billed calls. Cashless calls from the Company`s pay telephones are generally handled by the Company`s switching equipment which is located in Tampa, Florida. Through the use of its switching equipment, the Company performs certain of the operator services necessary to complete cashless calls.

     Non-coin or cashless calls made from the Company's pay telephones and other telephones to which the Company provides operator services generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the cashless call is handled by the Company through its switch or an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the cashless call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long distance company. Under an unbundled services arrangement, the Company performs certain functions necessary to service cashless calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls.

     The Company realizes additional revenues from certain long distance companies pursuant to FCC regulation as compensation for "dial-around" cashless calls made from its pay telephones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the pay telephone operator, generally by dialing a 1-800 number or a five-digit "10XXX" code. Recently enacted rules adopted by the FCC pursuant to the Telecommunications Act of 1996 are expected to increase the amount of dial around call compensation received by the Company and other independent pay telephone providers. Effective November 6, 1996, the FCC Rules mandate that pay telephone providers be paid at a rate of $45.85 per pay telephone per month by certain long distance providers. The interim compensation rate is based on an estimated industry-wide average of 131 access code and 800 subscriber calls per pay telephone per month at a rate of $.35 per call. The new interim dial around compensation system will be effective until October 1, 1997, and will be replaced at that time with a per-call compensation system, with the initial per-call rate set at $.35. After October 1, 1998, the per-call rate for dial around compensation will be equal to the local coin call rate charged at the pay telephone or a rate negotiated between the pay telephone provider and the IXC. The FCC Rules also allow IXCs the option to block 800 subscriber calls from pay telephones in the event they wish to avoid payment of per call compensation for 800 subscriber calls.

     The initial flat-rate payment level significantly increases dial around compensation revenues to the Company, and the Company believes that a per-call system at a $.35 level will further increase dial around compensation received. However, market forces and factors outside the Company's control could significantly effect the resulting revenue impact. These factors include a stay or change upon review by the U.S. District Court of Appeals, as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from pay telephones if the IXC wants to avoid paying per-call compensation on these calls. The Company also derives a small amount of non-coin revenue from certain LECs for intraLATA cashless calls.

     The principal costs related to the ongoing operation of the Company`s pay telephones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs for access charges and use of their networks. Commission expense represents payments to property owners for allowing the Company to place its pay telephones on the owner's property. Service, maintenance and network costs represent the cost of servicing and maintaining the pay telephones on an ongoing basis, costs related to operation of the Company`s switch and, in connection with unbundled services arrangements, the fees paid for those services.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     For the three months ended March 31, 1997, total revenues from continuing operations increased approximately $2.7 million or 34.6%, compared to the three months ended March 31, 1996. This growth was primarily attributable to an increase from 11,888 pay telephones on March 31, 1996 to 15,554 pay telephones on March 31, 1997. Coin call revenues increased approximately $1.7 million or 46.9% driven primarily by the growth in the number of installed pay telephones, the acquisition and installation of pay telephones at locations with favorable coin call traffic, and the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations. Non-coin call revenues increased approximately $1.4 million or 37.9%. In addition to growth in the number of installed pay telephones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act of 1996 which became effective in November 1996. While non-coin call revenues increased in the period over the prior year, the Company continued to experience lower volumes of calls per phone routed through its long distance network due to increases in the number of dial-around calls.

     Long distance income consists primarily of operator services provided through the Company's long distance switching equipment under a contractual relationship with Comtel. Long distance income decreased approximately $379,000 or 68.3% in the three months ended March 31, 1997 over the three months ended March 31, 1996. The decrease was primarily the result of the terms of a Telecommunication Services Agreement connected with the sale of Comtel which calls for the provision of certain long distance services to Comtel for a period of one year after the effective date of the sale. The Agreement provides that, effective January 1, 1997, gross revenues on calls carried over the Company's long distance network will be recorded by Comtel rather than by the Company as was the case in previous periods. Amounts recorded by the Company as long distance income in the period ended March 31, 1997 consist of payments to the Company for use of its long distance network rather than the gross call revenue.

     Telephone charge expenses decreased to 21.4% of pay telephone revenues compared to 21.7% in the prior year. The decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Commission expenses decreased to 12.5% of pay telephone revenues compared to 12.9% in the prior year. The decrease in commissions as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Service, maintenance and network costs decreased to 21.2% of pay telephone revenues compared to 24.4% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues and increasing operating efficiencies achieved through increasing density in the Company's pay telephone routes resulting from expansion of its installed base of phones.

     Cost of long distance income consists primarily of costs associated with the provision of operator services to Comtel. Cost of long distance income decreased approximately $325,000 or 82.9% in the three months ended March 31. Cost of long distance income in the period ended March 31, 1996 included not only costs associated with use of the Company's long distance equipment, but also costs associated with billing and collection of calls and bad debt, for which the Company is no longer responsible. Cost of long distance income in the three months ended March 31, 1997 includes only costs associated with providing network services to Comtel.

     Depreciation and amortization expense on continuing operations increased approximately $214,000 or 30.6%, from the prior year, reflecting a 30.8% increase in the number of installed pay telephones. Selling, general and administrative expenses on continuing operations increased approximately $880,000, or 72.9%, from the prior year. The increase was primarily attributable to costs associated with the opening and operation of four new divisional sales and service offices and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

     Interest income in the three months ended March 31, 1997 increased approximately $48,000, or 198.2%, compared to the prior-year period. This increase resulted primarily from accrued interest income of approximately $57,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note B of Notes to Consolidated Financial Statements).

     Interest expense in the three months ended March 31, 1997 increased approximately $70,000, or 955.2%, compared to the prior-year period. This increase resulted from an increase in long-term debt from approximately $190,000 on March 31, 1996, to approximately $2.6 million on March 31, 1997.

     Earnings from continuing operations for the three months ended March 31, 1997 increased approximately $317,000 or 39.3% from the prior year period.

     Earnings from discontinued operations for the three months ended March 31, 1996 were 133,610 (See Note B of Notes to Consolidated Financial Statements).

     Net earnings for the three months ended March 31, 1997 increased approximately $183,000 or 19.5% from the prior year period.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $745,000 or 37.6%, rising from approximately $2.0 million in the three months ended March 31, 1996, to approximately $2.7 million in the three months ended March 31, 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

Liquidity and Capital Resources

     As of March 31, 1997, the Company had a current ratio of 4.60 to 1, as compared to a current ratio of 5.62 to 1 on December 31, 1996. The decrease was primarily attributable to a decrease in working capital from approximately $12.1 million as of December 31, 1996, to approximately $9.8 million as of March 31, 1997. This decrease in working capital resulted primarily from a decrease in cash and cash equivalents related to the application of approximately $3.0 million in cash to payments on long-term debt during the period.

     The Company`s capital expenditures for the three month periods ended March 31, 1997 and 1996 were approximately $2.1 million and $1.8 million, respectively. The Company`s capital expenditures primarily consisted of the installation of new pay telephones. In the three months ended March 31, 1997, the Company financed its capital expenditures primarily with approximately $938,000 in cash provided by continuing operations and available cash reserves. In the three months ended March 31, 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $1.5 million in cash provided by continuing operations and available cash reserves.

     The Company has a $25 million revolving line of credit with the Boatmen's National Bank of St. Louis ("Boatmen's"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on Boatmen's Corporate Base Rate ("CBR"), which was 8.50% on March 31, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of May 14, 1997, the Company had approximately $2.8 million borrowed under the revolving portion of the credit facility.

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

Impact of Inflation

     Inflation is not a material factor affecting the Company`s business. Long distance network and local access costs have not increased and in some cases, have decreased over the last several years. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

     The Company`s revenues from its pay telephone operating regions are affected by seasonal variations to different degrees. For example, many of the Company's pay telephones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's pay telephones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters, Changes in the geographical distribution of its pay telephones may in the future result in different seasonal variations in the Company's results.

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

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC further determined that local coin rates from pay telephones should be generally deregulated by October 1, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to adequately predict the responses of individual states or the market, the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, and the Company's inability to assess the likelihood that any decision by the U.S. District Court of Appeals will result in a stay or revision of the FCC Rules, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DAVEL COMMUNICATIONS GROUP, INC.




Date:  May 14, 1997                   /s/ Michael E. Hayes
                                      ------------------------------------------
                                      Michael E. Hayes
                                      Senior Vice President and
                                      Chief Financial Officer