Form 10-Q
period 1997-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1997-08-15
CIK 911016

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 1997      Commission File Number: 0-22610


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

                Registrant's telephone number: (813) 623-3545


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

As of August 14, 1997, the number of shares outstanding of the Registrant's Common Stock was 4,606,273.

               Davel Communications Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                              ASSETS
                                                                                                               December 31,
                                                                                       June 30, 1997               1996
                                                                                       -------------           ------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $ 1,902,247            $ 4,629,936
    Accounts receivable, at net                                                            9,248,500              6,079,421
    Accounts receivable - officers and employees                                              87,744                 59,418
    Note receivable                                                                        2,301,000              2,301,000
    Inventories                                                                              121,812                 50,856
    Prepaid income taxes                                                                           -                804,945
    Other current assets                                                                     488,773                230,269
    Net assets of discontinued operations                                                          -                599,237
                                                                                       -------------           ------------
         Total current assets                                                             14,150,076             14,755,082

PROPERTY AND EQUIPMENT - AT COST
    less accumulated depreciation                                                         35,460,565             28,417,615

OTHER ASSETS
    Goodwill, less accumulated amortization                                                  303,231                274,586
    Other assets                                                                             577,772                414,844
                                                                                       -------------           ------------
         Total other assets                                                                  881,003                689,430
                                                                                       -------------           ------------
         Total assets                                                                    $50,491,644            $43,862,127
                                                                                       =============           ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                                  $ 1,170,215            $    69,207
   Accounts payable                                                                        1,218,920              1,044,179
   Accrued expenses                                                                        1,771,680              1,511,803
                                                                                       -------------           ------------
         Total current liabilities                                                         4,160,815              2,625,189

LONG-TERM DEBT, less current maturities                                                    7,670,359              5,726,019

DEFERRED INCOME TAXES                                                                      2,989,287              2,575,626

SHAREHOLDERS' EQUITY
    Preferred stock - authorized but unissued,
      1,000,000 shares $.01 par value                                                              -                      -
    Common Stock - authorized 10,000,000 shares without par
      value - 4,581,269 shares issued and outstanding                                         45,813                 45,813
    Additional paid-in capital                                                            19,912,080             19,912,080
    Retained earnings                                                                     15,713,290             12,977,400
                                                                                       -------------           ------------
         Total shareholders' equity                                                       35,671,183             32,935,293
                                                                                       -------------           ------------
         Total liabilities and shareholders' equity                                      $50,491,644            $43,862,127
                                                                                       =============           ============

        The accompanying notes are an integral part of these statements

                  Davel Communications Group, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                               For the Three               For the Three
                                                               Months Ended                Months Ended
                                                               June 30, 1997               June 30, 1996
                                                              ---------------             ---------------
Revenues
    Coin calls                                                 $    6,085,894             $     4,424,523
    Non-coin calls                                                  5,673,051                   3,858,934
    Long distance income                                              122,247                     578,589
                                                              ---------------             ---------------
             Total revenues                                        11,881,192                   8,862,046

Costs and expenses
    Telephone charges - payphones                                   2,317,722                   1,737,165
    Commissions - payphones                                         1,443,646                   1,123,507
    Cost of long distance income                                      106,355                     447,560
    Service, maintenance and network costs                          2,368,011                   1,995,290
    Selling, general and administrative                             2,072,938                   1,371,884
    Depreciation and amortization                                     983,133                     683,239
                                                              ---------------             ---------------
             Total operating costs and expenses                     9,291,805                   7,358,645
                                                              ---------------             ---------------
             Operating profit                                       2,589,387                   1,503,401

Other income (expense)
    Interest and other income                                          95,719                      25,144
    Interest expense                                                  (82,841)                    (23,039)
                                                              ---------------             ---------------
             Total other income (expense)                              12,878                       2,105
                                                              ---------------             ---------------
             Earnings from continuing operations
                 before income taxes                                2,602,265                   1,505,506

Income taxes                                                          988,867                     572,092
                                                              ---------------             ---------------
             Earnings from continuing operations                    1,613,398                     933,414

Discontinued operations
    Loss from operations of discontinued operations, net of
       income taxes                                                         -                     (57,235)
                                                              ---------------             ---------------
             Net earnings                                     $     1,613,398             $       876,179
                                                              ===============             ===============
Earnings per common share
    Continuing operations                                     $          0.35             $          0.21
    Discontinued operations                                                 -                       (0.01)
                                                              ---------------             ---------------
       Total                                                  $          0.35             $          0.20
                                                              ===============             ===============
Average shares outstanding                                          4,581,269                   4,476,002
                                                              ================            ===============



        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                     For the Six    For the Six
                                                    Months Ended   Months Ended
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------
Revenues
  Coin calls                                         $11,457,139    $ 8,080,841
  Non-coin calls                                      10,805,721      7,581,533
  Long distance income                                   297,880      1,133,134
                                                     -----------    -----------
      Total revenues                                  22,560,740     16,795,508

Costs and expenses
  Telephone charges - payphones                        4,569,093      3,334,839
  Commissions - payphones                              2,754,698      2,072,169
  Cost of long distance income                           173,246        839,794
  Service, maintenance and network costs               4,597,920      3,796,877
  Selling, general and administrative                  4,167,962      2,583,926
  Depreciation and amortization                        1,895,864      1,381,892
                                                     -----------    -----------
      Total operating costs and expenses              18,158,783     14,009,497
                                                     -----------    -----------
      Operating profit                                 4,401,957      2,786,011

Other income (expense)
  Interest and other income                              168,573         49,577
  Interest expense                                      (160,694)       (30,417)
                                                     -----------    -----------
      Total other income (expense)                         7,879         19,160
                                                     -----------    -----------
      Earnings from continuing operations before
       income taxes                                    4,409,836      2,805,171

Income taxes                                           1,673,946      1,065,965
                                                     -----------    -----------
      Earnings from continuing operations              2,735,890      1,739,206

Discontinued operations
  Gain from operations of discontinued operations,
   net of income taxes                                        --         76,375
                                                     -----------    -----------
      Net earnings                                   $ 2,735,890    $ 1,815,581
                                                     ===========    ===========
Earnings per common share
  Continuing operations                              $      0.60    $      0.39
                                                     -----------    -----------
  Discontinued operations                                     --           0.02

    Total                                            $      0.60    $      0.41
                                                     ===========    ===========
Average shares outstanding                             4,581,269      4,466,063
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                      For the Six                For the Six
                                                                                     Months Ended               Months Ended
                                                                                     June 30, 1997              June 30, 1996
                                                                                     -------------              -------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net earnings                                                                        $ 2,735,890                 $ 1,815,581
  Adjustments to reconcile net earnings to net cash
    provided by continuing operations
      Discontinued operations                                                                   -                    (120,758)
      (Gain) loss on sale of property and equipment                                        (6,373)                        947
      Depreciation and amortization                                                     1,895,864                   1,431,467
      Deferred income taxes                                                               413,661                      92,675
  Changes in assets and liabilities
      Increase in accounts receivable                                                  (3,197,405)                   (833,963)
      Increase in inventories                                                             (70,956)                    (49,938)
      Increase in other assets                                                           (258,504)                    (63,726)
      (Increase) decrease in prepaid income taxes                                         804,945                    (345,581)
      Increase in accounts payable                                                        174,741                     241,211
      Increase in accrued expenses                                                        259,877                     158,539
                                                                                      -----------                 -----------
          Net cash provided by operating activities                                     2,751,740                   2,326,454

Cash flows from investing activities
  Capital expenditures                                                                 (2,743,806)                 (3,226,067)
  Proceeds from sale of equipment                                                          18,800                       2,000
  Decrease in net assets of discontinued operations                                       599,237                     564,065
  Increase in cash value of life insurance                                                 (1,784)                     (6,377)
  Purchase of pay telephones                                                           (6,160,296)                 (2,592,100)
  Increase in other investing assets                                                     (236,928)                          -
                                                                                      -----------                 -----------
          Net cash used in investing activities                                        (8,524,777)                 (5,258,479)

Cash flows from financing activities
  Payments on long-term debt                                                           (3,114,948)                   (291,040)
  Increase in other financing assets                                                            -                     730,823
  Long-term debt financing                                                              6,160,296                   2,850,000
                                                                                      -----------                 -----------

          Net cash used in financing activities                                         3,045,348                   3,289,783
                                                                                      -----------                 -----------
          Net increase (decrease) in cash
            and cash equivalents                                                       (2,727,689)                    357,758

Cash and cash equivalents at beginning of year                                          4,629,936                   2,433,143
                                                                                      -----------                 -----------
Cash and cash equivalents at end of year                                              $ 1,902,247                 $ 2,790,901
                                                                                      ===========                 ===========


        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six month periods ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

1.   The Company

Davel Communications Group, Inc. and its Subsidiaries taken as a whole ("the Company") operates, services and maintains a system of over 18,000 pay telephones in 27 states and the District of Columbia, and provides operator services to these pay telephones. Until December 31, 1996, the Company also provided operator services to approximately 74,000 motel and hotel telephones in 47 states ("the Hospitality Division"). The Company also manufactured, remanufactured and repaired pay telephones and other telecommunications equipment for its own use and for sale to others through the fourth quarter of 1996 ("the Remanufacturing Division"). The Hospitality Division was sold and the Remanufacturing Division was discontinued late in 1996 (See Note B).

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

4.   Concentrations of Credit Risk

Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 23% of the Company's pay telephones located in the State of Florida.

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

6.   Intangible Assets

Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years. Accumulated amortization of goodwill as of June 30, 1997 and 1996, was $95,842 and $62,212, respectively.

The company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of June 30, 1997, management of the Company believes no impairment exists, and therefore no write-downs of intangibles have been made.

7.   Recognition of Revenue

Revenues from coin calls and non coin calls are recognized as calls are made. When revenue on a telephone call is recorded, an expense is also recorded for costs associated with the call.

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

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, the Company sold the Hospitality Division (Comtel Computer Corp.) in a stock sale agreement for approximately $5 million (cash proceeds of $2.7 million and a note receivable of $2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended June 30, 1996.

During the fourth quarter of 1996, the Company also discontinued its Remanufacturing Division. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended June 30, 1996. The net assets of the Remanufacturing Division to be disposed of have been separately classified in the accompanying balance sheet at December 31, 1996. The Company disposed of the assets of the Remanufacturing Division in the first quarter of 1997 through the sale of the remaining inventory and equipment at its book value, resulting in no gain or loss on the sale.

Information relating to discontinued operations for the six months ended June 30, 1996, is as follows:

 Revenues                           $5,626,133
 Costs and expenses                  5,527,670
                                    ----------

   Operating profit                     98,463

 Other income                           24,721
                                    ----------

   Earnings before income taxes        123,184

 Income taxes                           46,809
                                    ----------

   Net earnings                     $   76,375
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

NOTE D - LINE-OF-CREDIT

The Company has a $25 million revolving line of credit with NationsBank, with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on NationsBank's Corporate Base Rate ("CBR"), which was 8.50% on June 30, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of August 14, 1997, the Company had approximately $1.2 million borrowed under the revolving portion and $7.5 million borrowed under the term portion of the credit facility.

NOTE E - CAPITAL STOCK TRANSACTIONS

1.   Preferred Stock

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any current plans to issue any shares of preferred stock.

2.   Stock Options and Warrants

The Company maintains an Employee Stock Option Plan and a Directors' Stock Option Plan, accounted for under APB Opinion 25 and related Interpretations. The plans provide for the grant of nonqualified options to purchase shares of common stock and outright grants of common stock. Generally, key employee options vest in three equal installments and outright stock grants vest in two installments. Nonemployee Director options become fully vested upon receipt. The exercise price of each option generally equals the market price of the common stock on the date of the grant. The maximum number of shares of common stock reserved for issuance under the Employee Stock Option Plan and the Directors' Stock Option Plan are 1,000,000 and 150,000 shares, respectively.

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

NOTE G - TELECOMMUNICATIONS ACT OF 1996

On September 20, 1996, the FCC adopted rules and policies to implement Section 276 of the Communications Act of 1934 (the "Payphone Order"), as amended by the Telecommunications Act of 1996 ("the Telecommunications Act"). The Payphone Order included provisions related to the pay telephone industry including a new interim dial-around compensation system for independent pay telephone providers. The new interim dial-around compensation system provides for compensation to pay telephone providers for both dial-around "access code" calls dialed for the purpose of reaching a long distance company other than the one designated by the pay telephone operator, and "800 subscriber" calls placed from pay telephones for the purpose of reaching a party subscribing to "800" toll-free service. The new interim dial-around compensation rate became effective on November 6, 1996 and is set at a rate of $45.85 per pay telephone per month to the pay telephone provider to be paid by certain long distance providers.

Petitions for review of the Payphone Order were filed by numerous parties and consolidated before the U.S. Court of Appeals for the District of Columbia Circuit. On

July 1, 1997, the Court of Appeals upheld significant portions of the Payphone Order, vacated a narrow aspect and remanded several provisions to the FCC for reconsideration. Among the issues remanded, the Appeals Court found that the FCC had been potentially arbitrary in the method it had used in setting the amount of interim and permanent dial-around compensation and directed the FCC to reconsider the issue. On August 5, 1997, the FCC in Docket No. 96-128 issued a pleading cycle for comment on the remanded issues and advised the industry that the remanded portions of the Payphone Order, including the obligation to pay interim dial-around compensation, were not vacated by the Court of Appeals and remain in effect during the reconsideration on remand. The FCC further advised that "should the equities so dictate, payphone compensation payment obligations... may be subject to retroactive adjustment in order to undo the effects of applying aspects of the current rules that were identified by the court as potentially arbitrary."

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

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Davel Communications Group, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition and the possibility of increasing competitive pressures in a deregulated environment, continuing increases in "dial-around" call traffic originating from the Company's pay telephones, uncertainties with respect to the implementation and effects of the Telecommunications Act of 1996, including potential effects of an order issued by the U.S. Court of Appeals for the District of Columbia Circuit remanding portions of the Act to the FCC for reconsideration and the ongoing ability of the Company to deploy its pay telephones in favorable locations. Such factors and others are set forth more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The financial results discussed below relate to continuing operations which primarily consist of the Company's pay telephone operations.


General

     Davel Communications Group, Inc. (the "Company") is one of the largest independent providers of pay telephone services in the United States. The Company owns and operates a network of over 18,000 pay telephones in 27 states and the District of Columbia, and provides operator services to these pay telephones through its long distance switching equipment and through contractual relationships with various long distance companies. The Company's pay telephones accept coins as payment for local and long distance calls and can also be used to make "non-coin" or "cashless" calls, including calling card calls, credit card calls, collect calls and third-party billed calls. The Company's pay telephones are located at convenience stores, truck stops, service stations, grocery stores and other locations with a high demand for pay telephone service.

     On December 31, 1996, the Company sold its Hospitality Division ("Comtel") in a stock sale agreement for approximately $ 5 million (cash proceeds of $ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended June 30, 1996.

     During the fourth quarter of 1996, the Company also discontinued its Remanufacturing Division. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended June 30, 1996.

     The Company derives virtually all its revenues from calls placed from its pay telephones which include coin calls, non-coin calls and "dial-around" calls.

     The Company's pay telephones generate coin revenues primarily from local calls. In all of the territories in which the Company's pay telephones are located, the Company charges the same rates for local coin calls as does the Local Exchange Carrier ("LEC"). The maximum rate LECs and independent pay telephone companies may charge for local calls is currently generally set by state regulatory authorities and in most cases is $0.25 or $0.35. On September 20, 1996, the FCC adopted rules and policies to implement Section 276 of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, governing the pay telephone industry. Among other provisions, the new rules require that local coin call rates must generally be deregulated no later than October 7, 1997. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued an order which upheld the FCC's authority to deregulate local coin call rates.

     The Company also receives revenues from cashless calls made from its pay telephones. Cashless calls include credit card calls, calling card calls, collect calls and third-party billed calls. Cashless calls from the Company's pay telephones are generally handled by the Company's switching equipment which is located in Tampa, Florida. Through the use of its switching equipment, the Company performs certain of the operator services necessary to complete cashless calls.

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

     The Company realizes additional revenues from certain long distance companies pursuant to FCC regulation as compensation for "dial-around" cashless calls made from its pay telephones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the pay telephone provider, generally by dialing a 1-800 number or a five-digit "10XXX" code. Rules adopted by the FCC pursuant to the Telecommunications Act of 1996 may increase the amount of dial-around call compensation received by the Company and other independent pay telephone providers. Effective November 6, 1996, the FCC Rules mandated that pay telephone providers be paid at a rate of $45.85 per pay telephone per month by certain long distance providers. The interim compensation rate is based on an estimated industry-wide average of 131 access code and 800 subscriber calls per pay telephone per month at a rate of $.35 per call. The new interim dial-around compensation system is scheduled to be effective until October 7, 1997, and be replaced at that time with a per-call compensation system, with the initial per-call rate set at $.35. After October 7, 1998, the per-call rate for dial-around compensation is set to be equal to the local coin call rate charged at the pay telephone or a rate negotiated between the pay telephone provider and the inter-exchange carrier ("IXC"). The FCC Rules also allow IXCs the option to block 800 subscriber calls from pay telephones in the event they wish to avoid payment of per call compensation for 800 subscriber calls.

     The initial flat-rate payment level significantly increases dial-around compensation revenues to the Company. However, market forces and factors outside the Company's control could significantly effect the resulting revenue impact. These factors include potential effects of an order issued by the U.S. Court of Appeals for the District of Columbia Circuit remanding portions of the Act to the FCC for reconsideration (See "Safe Harbor Statement-Dial-around Compensation"), as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from pay telephones if the IXC wants to avoid paying per-call compensation on these calls.

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

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     For the three months ended June 30, 1997, total revenues from continuing operations increased approximately $3.0 million or 34.1%, compared to the three months ended June 30, 1996. This growth was primarily attributable to an increase from 13,263 pay telephones on June 30, 1996 to 18,173 pay telephones on June 30, 1997. Coin call revenues increased approximately $1.7 million or 37.6% driven primarily by the growth in the number of installed pay telephones, the acquisition and installation of pay telephones at locations with favorable coin call traffic, and the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations. Non-coin call revenues increased approximately $1.8 million or 47.0%. In addition to growth in the number of installed pay telephones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act of 1996 which became effective in November 1996. While non-coin call revenues increased in the period over the prior year, the Company continued to experience lower volumes of calls per phone routed through its long distance network due to increases in the number of dial-around calls. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision remanding certain provisions of the Payphone Order to the FCC for reconsideration and explanation. Among the provisions remanded to the FCC was the methodology for calculating the amounts of interim and permanent dial-around compensation to be paid to pay telephone providers. See "Safe Harbor Statement-Dial-around Compensation".

     Long distance income consists primarily of operator services provided through the Company's long distance switching equipment under a contractual relationship with Comtel. Long distance income decreased approximately $456,000 or 78.9% in the three months ended June 30, 1997 over the three months ended June 30, 1996. The decrease was primarily the result of the terms of a Telecommunication Services Agreement connected with the sale of Comtel which calls for the provision of certain long distance services to Comtel for a period of one year after the effective date of the sale. The Agreement provides that, effective January 1, 1997, gross revenues on calls carried over the Company's long distance network will be recorded by Comtel rather than by the Company as was the case in previous periods. Amounts recorded by the Company as long distance income in the period ended June 30, 1997 consist of payments to the Company for use of its long distance network rather than the gross call revenue.

     Telephone charge expenses decreased to 19.7% of pay telephone revenues compared to 21.0% in the prior year. The decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Commission expenses decreased to 12.3% of pay telephone revenues compared to 13.6% in the prior year. The decrease in commissions as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Service, maintenance and network costs decreased to 20.1% of pay telephone revenues compared to 24.1% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues and increasing operating efficiencies achieved through increasing density in the Company's pay telephone routes resulting from expansion of its installed base of phones. The Company also recorded a credit from its provider of billing and collection services of approximately $139,000 pursuant to an agreement to retroactively adjust the amount of bad debt expense charged to the Company for calls placed from its pay telephones during the first quarter of 1997.

     Cost of long distance income consists primarily of costs associated with the provision of operator services to Comtel. Cost of long distance income decreased approximately $341,000 or 76.2% in the three months ended June 30, 1997 over the three months ended June 30, 1996. Cost of long distance income in the period ended June 30, 1996 included not only costs associated with providing network services to Comtel, but also costs associated with billing and collection of calls and bad debt, for which the Company is no longer responsible. Cost of long distance income in the three months ended June 30, 1997 includes only costs associated with providing network services to Comtel.

     Depreciation and amortization expense on continuing operations increased approximately $300,000 or 43.9%, from the prior year, reflecting a 37.0% increase in the number of installed pay telephones. Selling, general and administrative expenses on continuing operations increased approximately $701,000, or 51.1%, from the prior year. The increase was primarily attributable to costs associated with the opening and operation of four new divisional sales and service offices and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

     Interest and other income in the three months ended June 30, 1997 increased approximately $71,000, or 280.7%, compared to the prior year period. This increase resulted primarily from accrued interest income of approximately $57,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note B of Notes to Consolidated Financial Statements).

     Interest expense in the three months ended June 30, 1997 increased approximately $60,000, or 259.6%, compared to the prior year period. This increase resulted from an increase in long-term debt, including current maturities, from approximately $2.8 million on June 30, 1996, to approximately $8.8 million on June 30, 1997.

     Earnings from continuing operations for the three months ended June 30, 1997 increased approximately $680,000 or 72.9% from the prior year period.

     The Company experienced a loss from discontinued operations, net of income taxes, for the three months ended June 30, 1996 of $57,235.

     Net earnings for the three months ended June 30, 1997 increased approximately $737,000 or 84.1% from the prior year period.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $1.4 million or 63.4%, rising from approximately $2.2 million in the three months ended June 30, 1996, to approximately $3.6 million in the three months ended June 30, 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     For the six months ended June 30, 1997, total revenues from continuing operations increased approximately $5.8 million or 34.3%, compared to the six months ended June 30, 1996. This growth was primarily attributable to an increase from 13,263 pay telephones on June 30, 1996 to 18,173 pay telephones on June 30, 1997. Coin call revenues increased approximately $3.4 million or 41.8% driven primarily by the growth in the number of installed pay telephones, the acquisition and installation of pay telephones at locations with favorable coin call traffic, and the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations. Non-coin call revenues increased approximately $3.2 million or 42.5%. In addition to growth in the number of installed pay telephones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act of 1996 which became effective in November 1996. While non-coin call revenues increased in the period over the prior year, the Company continued to experience lower volumes of calls per phone routed through its long distance network due to increases in the number of dial-around calls. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision remanding certain provisions of the Payphone Order to the FCC for reconsideration and explanation. Among the provisions remanded to the FCC was the methodology for calculating the amounts of interim and permanent dial-around compensation to be paid to pay telephone providers. See "Safe Harbor--Statement Dial-around Compensation".

     Long distance income consists primarily of operator services provided through the Company's long distance switching equipment under a contractual relationship with Comtel. Long distance income decreased approximately $835,000 or 73.7% in the six months ended June 30, 1997 over the six months ended June 30, 1996. The decrease was primarily the result of the terms of a Telecommunication Services Agreement connected with the sale of Comtel which calls for the provision of certain long distance services to Comtel for a period of one year after the effective date of the sale. The Agreement provides that, effective January 1, 1997, gross revenues on calls carried over the Company's long distance network will be recorded by Comtel rather than by the Company as was the case in previous periods. Amounts recorded by the Company as long distance income in the period ended June 30, 1997 consist of payments to the Company for use of its long distance network rather than the gross call revenue.

     Telephone charge expenses decreased to 20.5% of pay telephone revenues compared to 21.3% in the prior year. The decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Commission expenses decreased to 12.4% of pay telephone revenues compared to 13.2% in the prior year. The decrease in commissions as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Service, maintenance and network costs decreased to 20.7% of pay telephone revenues compared to 24.2% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues and increasing operating efficiencies achieved through increasing density in the Company's pay telephone routes resulting from expansion of its installed base of phones.

     Cost of long distance income consists primarily of costs associated with the provision of operator services to Comtel. Cost of long distance income decreased approximately $667,000 or 79.4% in the six months ended June 30, 1997 over the six months ended June 30, 1996. Cost of long distance income in the period ended June 30, 1996 included not only costs associated with providing network services to Comtel, but also costs associated with billing and collection of calls and bad debt, for which the Company is no longer responsible. Cost of long distance income in the six months ended June 30, 1997 includes only costs associated with providing network services to Comtel.

     Depreciation and amortization expense on continuing operations increased approximately $514,000 or 37.2%, from the prior year, reflecting a 37.0% increase in the number of installed pay telephones. Selling, general and administrative expenses on continuing operations increased approximately $1.6 million, or 61.3%, from the prior year. The increase was primarily attributable to costs associated with the opening and operation of four new divisional sales and service offices and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

     Interest and other income in the six months ended June 30, 1997 increased approximately $119,000, or 240.0%, compared to the prior year period. This increase resulted primarily from accrued interest income of approximately $114,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note B of Notes to Consolidated Financial Statements).

     Interest expense in the six months ended June 30, 1997 increased approximately $130,000, or 428.3%, compared to the prior year period. This increase resulted from an increase in long-term debt, including current maturities, from approximately $2.8 million on June 30, 1996, to approximately $8.8 million on June 30, 1997.

     Earnings from continuing operations for the six months ended June 30, 1997 increased approximately $997,000 or 57.3% from the prior year period.

     Earnings from discontinued operations, net of income taxes, for the six months ended June 30, 1996 was $76,375 (See Note B of Notes to Consolidated Financial Statements).

     Net earnings for the six months ended June 30, 1997 increased approximately $920,000 or 50.7% from the prior year period.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $2.1 million or 51.1%, rising from approximately $4.2 million in the six months ended June 30, 1996, to approximately $6.3 million in the six months ended June 30, 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.


Liquidity and Capital Resources

     As of June 30, 1997, the Company had a current ratio of 3.40 to 1, as compared to a current ratio of 5.62 to 1 on December 31, 1996. The decrease was primarily attributable to a decrease in working capital from approximately $12.1 million as of December 31, 1996, to approximately $10.0 million as of June 30, 1997. This decrease in working capital resulted primarily from a decrease in cash and cash equivalents related to the application of approximately $3.0 million in cash to payments on long-term debt during the period and an increase of approximately $1.1 million in current maturities of long-term debt related to borrowings on the Company's credit line in the month of June 1997 for acquisitions. The Company also experienced an increase of approximately $3.2 million in accounts receivable during the period related primarily to an increase in dial-around call compensation receivable.

     On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit ("the Court of Appeals") issued a decision remanding certain provisions of the Payphone Order to the FCC for reconsideration and explanation. Among the provisions remanded to the FCC was the methodology for calculating the amounts of interim and permanent dial-around compensation to be paid to pay telephone providers. See "Safe Harbor Statement--Dial-around Compensation".

     On August 5, 1997, the FCC issued a Public Notice clarifying the status of the Payphone Order in light of the decision of the Court of Appeals and setting a pleading cycle for comment on remand issues in the payphone proceeding. The Public Notice included a clarification by the FCC that virtually all provisions of the Payphone Order remain in effect pending further action by the FCC on remand, including the continued obligation on the part of certain long distance providers to pay interim dial-around call compensation. The Public Notice also placed the telecommunications industry on notice that such obligations incurred, paid or received under the Payphone Order pending action on remand may be subject to retroactive adjustment.

     The Company's capital expenditures for the six month periods ended June 30, 1997 and 1996 were approximately $2.7 million and $3.2 million, respectively. The Company's capital expenditures primarily consisted of the installation of additional pay telephones. In the six months ended June 30, 1997, the Company financed its capital expenditures primarily with approximately $2.8 million in cash provided by continuing operations and available cash reserves. In the six months ended June 30, 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $2.3 million in cash provided by continuing operations and available cash reserves.

     The Company has a $25 million revolving line of credit with the NationsBank, with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on NationsBank's Corporate Base Rate ("CBR"), which was 8.50% on June 30, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of August 14, 1997, the Company had approximately $1.2 million borrowed under the revolving portion and $7.5 million borrowed under the term portion of the credit facility.

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

Impact of Inflation

     Inflation is not a material factor affecting the Company's business. Long distance network and local access costs have not increased and in some cases, have decreased in recent years. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.


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


Safe Harbor Statement

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business. This Safe Harbor Statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.


Dial-around Compensation

     One of the key mandates of the Telecommunications Act was the requirement that pay telephone providers be paid fair compensation for each and every call made from their pay telephones, including dial-around access code and 800 subscriber calls. Effective November 6, 1996, the FCC Rules mandated that pay telephone providers be paid at a rate of $45.85 per pay telephone per month by certain long distance providers. The interim compensation rate was based on an estimated industry-wide average of 131 access code and 800 subscriber calls per pay telephone per month at a rate of $.35 per call. The new interim dial-around compensation system is scheduled to be effective until October 7, 1997, and to be replaced at that time with a per-call compensation system, with the initial per-call rate set at $.35. After October 7, 1998, the per-call rate for dial-around compensation is set to be equal to the local coin call rate charged at the pay telephone or a rate negotiated between the pay telephone provider and the IXC. The FCC Rules also allow IXCs the option to block 800 subscriber calls from pay telephones in the event they wish to avoid payment of per call compensation for 800 subscriber calls.

     Petitions for review of the Payphone Order were filed by numerous parties and consolidated before the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1997, the Court of Appeals upheld significant portions of the Payphone Order, vacated a narrow aspect and remanded several provisions to the FCC for reconsideration. Among the issues remanded, the Appeals Court found that the FCC had been potentially arbitrary in the method it had used in setting the amount of interim and permanent dial-around compensation and directed the FCC to reconsider the issue. On August 5, 1997, the FCC in Docket No. 96-128 issued a pleading cycle for comment on the remanded issues and advised the industry that the remanded portions of the Payphone Order, including the obligation to pay interim dial-around compensation, were not vacated by the Court of Appeals and remain in effect during the reconsideration on remand. The FCC further advised that "should the equities so dictate, payphone compensation payment obligations... may be subject to retroactive adjustment in order to undo the effects of applying aspects of the current rules that were identified by the court as potentially arbitrary." The Company is unable at this time to predict the outcome of the FCC action on remand, the possibility of an adjustment to the interim or permanent dial-around compensation rate, nor the ultimate impact on its operations of a potential rate adjustment.

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC further determined that local coin rates from pay telephones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued an order which upheld the FCC's authority to deregulate local coin call rates. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

Other Provisions of the Telecommunications Act and FCC Rules

     There are several other provisions of the Telecommunications Act and FCC Rules that may have substantial positive and negative impacts on the Company. As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the pay telephone industry. The Company believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the pay telephone marketplace and lead to a more equitable competitive environment for all pay telephone providers. However, due to the recent order by the U.S. District Court of Appeals for the District of Columbia Circuit remanding certain provisions of the Payphone Order to the FCC for reconsideration and uncertainties related to the impact and/or timing of implementation, the Company can provide no assurance that the Telecommunication Act and/or FCC Rules will result in a long-term positive impact on the Company.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVEL COMMUNICATIONS GROUP, INC.




Date:  August 14, 1997         /s/ Michael E. Hayes
                               --------------------
                               Michael E. Hayes
                               Senior Vice President and Chief Financial Officer