Form 10-Q
period 1997-09-30
DAVEL COMMUNICATIONS GROUP INC
filed 1997-11-14
CIK 911016

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For Quarter Ended: September 30, 1997      Commission File Number: 0-22610


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

As of November 13, 1997, the number of shares outstanding of the Registrant`s Common Stock was 4,623,073.

               Davel Communications Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                       ASSETS           September 30,    December 31,
                                                            1997             1996
                                                        -------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                            $ 2,111,187      $ 4,629,936
    Accounts receivable, at net                            8,411,695        6,079,421
    Accounts receivable - officers and employees             117,336           59,418
    Note receivable                                        2,301,000        2,301,000
    Inventories                                               51,053           50,856
    Prepaid income taxes                                     195,169          804,945
    Other current assets                                     684,568          230,269
    Net assets of discontinued operations                          -          599,237
                                                         -----------      -----------

        Total current assets                              13,872,008       14,755,082

PROPERTY AND EQUIPMENT - AT COST
    less accumulated depreciation                         36,479,871       28,417,615

OTHER ASSETS
    Goodwill, less accumulated amortization                  293,777          274,586
    Other assets                                             479,346          414,844
                                                         -----------      -----------

        Total other assets                                   773,123          689,430
                                                         -----------      -----------

        Total assets                                     $51,125,002      $43,862,127
                                                         ===========      ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                 $ 1,125,000      $    69,207
    Accounts payable                                       1,360,619        1,044,179
    Accrued expenses                                       1,568,780        1,511,803
    Deferred gain sale/leaseback                             138,822                -
                                                         -----------      -----------

        Total current liabilities                          4,193,221        2,625,189

LONG-TERM DEBT, less current maturities                    7,179,961        5,726,019

DEFERRED INCOME TAXES                                      3,154,781        2,575,626

SHAREHOLDERS' EQUITY
    Preferred stock - authorized but unissued,
      1,000,000 shares $.01 par value                              -                -
    Common stock - authorized 10,000,000 shares
      without par value - 4,623,073 shares
      issued and outstanding                                  46,231           45,813
    Additional paid-in capital                            20,593,000       19,912,080
    Retained earnings                                     15,957,808       12,977,400
                                                         -----------      -----------

        Total shareholders' equity                        36,597,039       32,935,293
                                                         -----------      -----------

        Total liabilities and shareholders' equity       $51,125,002      $43,862,127
                                                         ===========      ===========

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                          For the Three       For the Three
                                                                          Months Ended        Months Ended
                                                                          September 30,       September 30,
                                                                              1997                1996
                                                                          -------------       -------------
Revenues
  Coin calls                                                              $   6,760,526       $   5,221,293
  Non-coin calls                                                              6,190,889           4,087,663
  Long distance income                                                          101,670             677,110
                                                                          -------------       -------------

      Total revenues                                                         13,053,085           9,986,066

Costs and expenses
  Telephone charges - payphones                                               2,618,304           1,981,482
  Commissions - payphones                                                     1,639,011           1,285,888
  Cost of long distance income                                                   73,304             466,619
  Service, maintenance and network costs                                      3,194,407           2,386,127
  Selling, general and administrative                                         2,914,353           1,770,866
  Provision for dial-around compensation                                      1,157,201                   -
  Depreciation and amortization                                               1,148,179             710,085
                                                                          -------------       -------------

      Total operating costs and expenses                                     12,744,759           8,601,067
                                                                          -------------       -------------

      Operating profit                                                          308,326           1,384,999

Other income (expense)
  Interest and other income                                                     226,665              24,627
  Interest expense                                                             (158,243)           (131,251)
                                                                          -------------       -------------

      Total other income (expense)                                               68,422            (106,624)
                                                                          -------------       -------------

      Earnings from continuing operations before income taxes                   376,748           1,278,375

Income taxes                                                                    132,230             299,355
                                                                          -------------       -------------

      Earnings from continuing operations                                       244,518             979,020

Discontinued operations
  Gain from operations of hospitality division, net of income taxes                   -              52,460
                                                                          -------------       -------------

      Net earnings                                                        $     244,518       $   1,031,480
                                                                          =============       =============

Earnings per common share
  Continuing operations                                                   $        0.05       $        0.22
  Discontinued operations                                                             -                0.01
                                                                          -------------       -------------

      Total                                                               $        0.05       $        0.23
                                                                          =============       =============

Average shares outstanding                                                    4,612,260           4,554,247
                                                                          =============       =============

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                                    For the Nine           For the Nine
                                                                                    Months Ended           Months Ended
                                                                                 September 30, 1997     September 30, 1996
                                                                                -------------------     ------------------
Revenues
    Coin calls                                                                     $ 18,217,665            $ 13,302,134
    Non-coin calls                                                                   16,996,610              11,669,196
    Long distance income                                                                399,550               1,810,244
                                                                                   ------------            ------------
         Total revenues                                                              35,613,825              26,781,574

Costs and expenses
    Telephone charges - payphones                                                     7,187,397               5,316,321
    Commissions - payphones                                                           4,393,709               3,358,057
    Cost of long distance income                                                        246,550               1,306,413
    Service maintenance and network costs                                             7,792,327               6,183,004
    Selling, general and administrative                                               7,082,315               4,354,792
    Provision for dial-around compensation                                            1,157,201                       -
    Depreciation and amortization                                                     3,044,043               2,091,977
                                                                                   ------------            ------------
         Total operating costs and expenses                                          30,903,542              22,610,564
                                                                                   ------------            ------------

         Operating profit                                                             4,710,283               4,171,010

Other income (expense)
    Interest and other income                                                           395,238                  74,204
    Interest expense                                                                   (318,937)               (161,668)
                                                                                   ------------            ------------
         Total other income (expense)                                                    76,301                 (87,464)
                                                                                   ------------            ------------
         Earnings from continuing operations before income taxes                      4,786,584               4,083,546
Income taxes                                                                          1,806,176               1,365,320
                                                                                   ------------            ------------
         Earnings from continuing operations                                          2,980,408               2,718,226

Discontinued operations
    Gain from operations of hospitality division, net of income taxes                         -                 128,834
                                                                                   ------------            ------------
         Net earnings                                                              $  2,980,408               2,847,060
                                                                                   ============            ============
Earnings per common share
    Continuing operations                                                          $       0.65            $       0.60
    Discontinued operations                                                                   -                    0.63
                                                                                   ------------            ------------
        Total                                                                      $       0.65            $       0.63
                                                                                   ============            ============
Average shares outstanding                                                            4,591,713               4,495,672
                                                                                   ============            ============

        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     For the Nine                    For the Nine
                                                                                     Months Ended                    Months Ended
                                                                                     September 30,                   September 30,
                                                                                         1997                            1996
                                                                                  ------------------              ------------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net earnings                                                                    $        2,980,408              $       2,847,060
  Adjustments to reconcile net earnings to net cash
     provided by continuing operations
        Discontinued operations                                                                    -                       (128,834)
        Gain on sale of property and equipment                                              (137,921)                        (1,432)
        Depreciation and amortization                                                      3,044,044                      2,280,165
        Deferred income taxes                                                                579,155                        208,839
        Deferred gain on sale of assets                                                      138,822                              -
  Changes in assets and liabilities
        Increase in accounts receivable                                                   (2,390,192)                    (1,106,420)
        Increase in inventories                                                                 (197)                       (58,485)
        Increase in other assets                                                            (454,299)                       (75,364)
        (Increase) decrease in prepaid income taxes                                          609,776                       (952,731)
        Increase in accounts payable                                                         316,440                        173,871
        Increase in accrued expenses                                                          56,977                        233,697
        Decrease in income taxes payable                                                           -                        (23,377)
                                                                                  ------------------              ------------------
               Net cash provided by operating activities                                   4,743,013                      3,396,989

Cash flows from investing activities
  Capital expenditures                                                                    (4,375,016)                    (4,153,359)
  Proceeds from sale of property and equipment                                                18,800                          7,000
  Decrease in net assets of discontinued operations                                          599,237                        585,801
  Increase in cash value of life insurance                                                    (6,451)                        (7,377)
  Purchase of pay telephones                                                              (6,673,979)                    (4,377,350)
  Increase in other investing assets                                                        (164,028)                             -
                                                                                  ------------------              -----------------
               Net cash used in investing activities                                     (10,601,437)                    (7,945,285)

Cash flows from financing activities
  Payments on long-term debt                                                              (3,501,959)                      (570,393)
  Increase in other financing assets                                                         681,338                        815,332
  Long-term debt financing                                                                 6,160,296                      4,900,000
                                                                                  ------------------              -----------------

               Net cash provided by
                financing activities                                                       3,339,675                      5,144,939
                                                                                  ------------------              -----------------

               Net increase (decrease) in cash
                and cash equivalents                                                      (2,518,749)                       596,643

Cash and cash equivalents at beginning of year                                             4,629,936                      2,433,143
                                                                                  ------------------              -----------------
Cash and cash equivalents at end of year                                          $        2,111,187              $       3,029,786
                                                                                  ==================              =================


        The accompanying notes are an integral part of these statements

               Davel Communications Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine month periods ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

1.   The Company

Davel Communications Group, Inc. and its Subsidiaries taken as a whole ("the Company") operates, services and maintains a system of over 18,700 pay telephones in 27 states and the District of Columbia, and provides operator services to these pay telephones. Until December 31, 1996, the Company also provided operator services to approximately 74,000 motel and hotel telephones in 47 states ("the Hospitality Division"). The Company also manufactured, remanufactured and repaired pay telephones and other telecommunications equipment for its own use and for sale to others through the fourth quarter of 1996 ("the Remanufacturing Division"). The Hospitality Division was sold and the Remanufacturing Division was discontinued late in 1996 (See Note B Discontinued Operations).

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

6.   Intangible Assets

Intangible assets represent the unamortized excess of cost over fair market value of net assets of businesses acquired by purchase in business combinations. Goodwill is being amortized on a straight-line basis primarily over ten years. Accumulated amortization of goodwill as of September 30, 1997 and 1996, was $105,296 and $78,837, respectively.

The Company periodically evaluates the carrying amount of intangible assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts. As of September 30, 1997, management of the Company believes no impairment exists, and therefore no write-downs of intangibles have been made.

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

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, the Company sold the Hospitality Division (Comtel Computer Corp.) in a stock sale agreement for approximately $ 5 million (cash proceeds of $ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended September 30, 1996.

During the fourth quarter of 1996, the Company also discontinued its Remanufacturing Division. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended September 30, 1996. The net assets of the Remanufacturing Division to be disposed of have been separately classified in the accompanying balance sheet at December 31, 1996. The Company disposed of the assets of the Remanufacturing Division in the first quarter of 1997 through the sale of the remaining inventory and equipment at its book value, resulting in no gain or loss on the sale.

Information relating to discontinued operations for the nine months ended September 30, 1996, is as follows:


 Revenues                           $8,179,552
 Costs and expenses                  8,019,606
                                    ----------

   Operating profit                    159,946

 Other income                           26,130
                                    ----------

   Earnings before income taxes        186,076

 Income taxes                           57,242
                                    ----------

   Net earnings                     $  128,834
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

NOTE D - LINE-OF-CREDIT

The Company has a $25 million revolving line of credit with NationsBank, with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on NationsBank's Corporate Base Rate ("CBR"), which was 8.50% on September 30, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of November 13, 1997, the Company had approximately $1.2 million borrowed under the revolving portion and $7.1 million borrowed under the term portion of the credit facility.

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the nine month periods ended September 30, 1997 and 1996 was as follows:

                                 1997        1996
                               ---------  -----------

   Interest                     $318,937   $  224,452
   Income taxes                 $286,172   $1,606,698


The Company entered into a financing and investing non-cash transaction in September 1997 in which the Company sold certain fixed assets and a life insurance policy to a related party in exchange for long distance switching equipment which had previously been leased to the Company and the assumption of two loans totaling $148,602. The transaction is being treated as a sale/leaseback transaction and the Company will recognize a gain of $ 377,877 over the term of the leases.

NOTE F - CAPITAL STOCK TRANSACTIONS

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

NOTE G - 401(K) PROFIT SHARING PLAN

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

NOTE H - PROVISION FOR DIAL-AROUND COMPENSATION

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration.
These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the three month period ended September 30, 1997 for reduced dial-around compensation is approximately $1.2 million ($0.7 million net of applicable commissions and income taxes) or $0.16 per share. For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

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

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Davel Communications Group, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition and the possibility of increasing competitive pressures in a deregulated environment, continuing increases in "dial-around" call traffic originating from the Company's pay telephones, uncertainties with respect to the implementation and effects of the Telecommunications Act of 1996, including the possibility of litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof and the ongoing ability of the Company to deploy its pay telephones in favorable locations. Such factors and others are set forth more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The financial results discussed below relate to continuing operations which primarily consist of the Company's pay telephone operations.

General

     Davel Communications Group, Inc. (the "Company") is one of the largest independent providers of pay telephone services in the United States. The Company owns and operates a network of over 18,700 pay telephones in 27 states and the District of Columbia, and provides operator services to these pay telephones through its long distance switching equipment and through contractual relationships with various long distance companies. The Company's pay telephones accept coins as payment for local and long distance calls and can also be used to make "non-coin" or "cashless" calls, including calling card calls, credit card calls, collect calls and third-party billed calls. The Company's pay telephones are located at convenience stores, truck stops, service stations, grocery stores and other locations with a high demand for pay telephone service.

     On December 31, 1996, the Company sold its Hospitality Division ("Comtel") in a stock sale agreement for approximately $ 5 million (cash proceeds of $ 2.7 million and a note receivable of $ 2.3 million). The note receivable has a maturity date of December 31, 1997, with a stated interest rate of 9.75% per annum, compounded daily. The Company holds a first security interest in the assets and common stock of Comtel. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended September 30, 1996.

     During the fourth quarter of 1996, the Company also discontinued its Remanufacturing Division. This division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of earnings and cash flows for the periods ended September 30, 1996.

     The Company derives virtually all its revenues from calls placed from its pay telephones which include coin calls, non-coin calls and "dial-around" calls.

     The Company's pay telephones generate coin revenues primarily from local calls. The maximum rate LECs and independent pay telephone companies may charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 or $0.35 through October 6, 1997. Among other provisions, the 1996 Payphone Order required that local coin call rates must generally be deregulated no later than October 7, 1997. See "Safe Harbor Statement Local Coin Rates."

     The Company also receives revenues from cashless calls made from its pay telephones. Cashless calls include credit card calls, calling card calls, collect calls and third-party billed calls. Cashless calls from the Company`s pay telephones are generally handled by the Company's switching equipment which is located in Tampa, Florida. Through the use of its switching equipment, the Company performs certain of the operator services necessary to complete cashless calls.

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

     The Company realizes additional revenues from certain long distance companies pursuant to FCC regulation as compensation for "dial-around" cashless calls made from its pay telephones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the pay telephone provider, generally by dialing a 1-800 number or a five-digit "10XXX" code. On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration.
These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the three month period ended September 30, 1997 for reduced dial-around compensation is approximately $1.2 million ($0.7 million net of applicable commissions and income taxes) or $0.16 per share. For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. The foregoing sentence constitutes a forward-looking statement within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.

     While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

     The flat-rate payment level prescribed in the 1997 Payphone Order significantly increases dial-around compensation revenues to the Company over levels received prior to implementation of the Telcom Act. However, market forces and factors outside the Company's control could significantly effect the resulting revenue impact. These factors include the possibility of litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof (See "Safe Harbor Statement Dial-Around Compensation"), as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from pay telephones if the IXC wants to avoid paying per-call compensation on these calls.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     For the three months ended September 30, 1997, total revenues from continuing operations increased approximately $3.1 million or 30.7%, compared to the three months ended September 30, 1996. This growth was primarily attributable to an increase from 14,044 pay telephones on September 30, 1996 to 18,772 pay telephones on September 30, 1997. Coin call revenues increased approximately $1.5 million or 29.5% driven primarily by the growth in the number of installed pay telephones, the acquisition and installation of pay telephones at locations with favorable coin call traffic, and the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations. Non-coin call revenues increased approximately $2.1 million or 51.5%. In addition to growth in the number of installed pay telephones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act of 1996 which became effective in November 1996. While non-coin call revenues increased in the period over the prior year, the Company continued to experience lower volumes of calls per phone routed through its long distance network due to increases in the number of dial-around calls. See "Safe Harbor Statement Dial-Around Compensation".

     Long distance income consists primarily of operator services provided through the Company's long distance switching equipment under a contractual relationship with Comtel. Long distance income decreased approximately $575,000 or 85.0% in the three months ended September 30, 1997 over the three months ended September 30, 1996. The decrease was primarily the result of the terms of a Telecommunication Services Agreement connected with the sale of Comtel which calls for the provision of certain long distance services to Comtel for a period of one year after the effective date of the sale. The Agreement provides that, effective January 1, 1997, gross revenues on calls carried over the Company's long distance network will be recorded by Comtel rather than by the

Company as was the case in previous periods. Amounts recorded by the Company as long distance income in the period ended September 30, 1997 consist of payments to the Company for use of its long distance network rather than the gross call revenue.

     Telephone charge expenses decreased to 20.2% of pay telephone revenues compared to 21.3% in the prior year. The decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Commission expenses decreased to 12.7% of pay telephone revenues compared to 13.8% in the prior year. The decrease in commissions as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Service, maintenance and network costs decreased to 24.6% of pay telephone revenues compared to 25.6% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues and increasing operating efficiencies achieved through increasing density in the Company's pay telephone routes resulting from expansion of its installed base of phones.

     Cost of long distance income consists primarily of costs associated with the provision of operator services to Comtel. Cost of long distance income decreased approximately $393,000 or 84.3% in the three months ended September 30, 1997 over the three months ended September 30, 1996. Cost of long distance income in the period ended September 30, 1996 included not only costs associated with providing network services to Comtel, but also costs associated with billing and collection of calls and bad debt, for which the Company is no longer responsible. Cost of long distance income in the three months ended September 30, 1997 includes only costs associated with providing network services to Comtel.

     Depreciation and amortization expense on continuing operations increased approximately $438,000 or 61.7%, from the prior year, reflecting a 33.7% increase in the number of installed pay telephones. Selling, general and administrative expenses on continuing operations increased approximately
$1.1 million, or 64.6%, from the prior year. The increase was primarily attributable to the establishment of an allowance for doubtful accounts relating to dial-around compensation of approximately $600,000, costs associated with the opening and operation of four new divisional sales and service offices and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

     The Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the three month period ended September 30, 1997 for reduced dial-around compensation is approximately $1.2 million. For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month.

     Interest and other income in the three months ended September 30, 1997 increased approximately $202,000, or 820.4%, compared to the prior year period. This increase resulted primarily from a currently recognizable gain of $131,548 on the sale of certain assets to the Company's majority shareholder. The assets consisted of a life insurance policy, and a three bedroom home and airplane which were subsequently leased back to the Company on terms approved by the Company's disinterested directors. The sale of the house and airplane are being treated as a sale/leaseback and the Company will recognize a deferred gain over the term of the leases of the house and airplane of $246,329. In the period September 30, 1997, the Company also recognized interest income of approximately $57,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note B of Notes to Consolidated Financial Statements).

     Interest expense in the three months ended September 30, 1997 increased approximately $27,000, or 20.6%, compared to the prior year period. This increase resulted from an increase in long-term debt, including current maturities, from approximately $4.6 million on September 30, 1996, to approximately $8.3 million on September 30, 1997.

     Earnings from continuing operations for the three months ended September 30, 1997 decreased approximately $735,000 or 75.0% from the prior year period. Without giving effect to the provision for dial-around compensation of approximately $1.2 million recorded in the quarter which related to prior periods, the Company would have reported an increase in earnings from continuing operations of approximately $18,000 or 1.8%.

     The Company experienced earnings from discontinued operations, net of income taxes, for the three months ended September 30, 1996 of $52,460.

     Net earnings for the three months ended September 30, 1997 decreased approximately $787,000 or 76.3% from the prior year period. Without giving effect to the provision for dial-around compensation of approximately $1.2 million recorded in the quarter which related to prior periods, the Company would have reported a decrease in net earnings of approximately $34,000 or 3.3%.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations decreased approximately $639,000 or 30.5%. Without giving effect to the provision for dial-around compensation of approximately $1.2 million recorded in the quarter which related to prior periods, the Company would have reported an increase in EBITDA of approximately $0.5 million or 24.8%. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     For the nine months ended September 30, 1997, total revenues from continuing operations increased approximately $8.8 million or 33.0%, compared to the nine months ended September 30, 1996. This growth was primarily attributable to an increase from 14,044 pay telephones on September 30, 1996 to 18,772 pay telephones on September 30, 1997. Coin call revenues increased approximately $4.9 million or 37.0% driven primarily by the growth in the number of installed pay telephones, the acquisition and installation of pay telephones at locations with favorable coin call traffic, and the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing pay telephones and their replacement at better locations. Non-coin call revenues increased approximately $5.3 million or 45.7%. In addition to growth in the number of installed pay telephones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act of 1996 which became effective in November 1996. While non-coin call revenues increased in the period over the prior year, the Company continued to experience lower volumes of calls per phone routed through its long distance network due to increases in the number of dial-around calls. See "Safe Harbor Statement Dial-Around Compensation".

     Long distance income consists primarily of operator services provided through the Company's long distance switching equipment under a contractual relationship with Comtel. Long distance income decreased approximately $1.4 million or 77.9% in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. The decrease was primarily the result of the terms of a Telecommunication Services Agreement connected with the sale of Comtel which calls for the provision of certain long distance services to Comtel for a period of one year after the effective date of the sale. The Agreement provides that, effective January 1, 1997, gross revenues on calls carried over the Company's long distance network will be recorded by Comtel rather than by the Company as was the case in previous periods. Amounts recorded by the Company as long distance income in the period ended September 30, 1997 consist of payments to the Company for use of its long distance network rather than the gross call revenue.

     Telephone charge expenses decreased to 20.4% of pay telephone revenues compared to 21.3% in the prior year. The decrease in telephone charges as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Commission expenses decreased to 12.5% of pay telephone revenues compared to 13.4% in the prior year. The decrease in commissions as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues.

     Service, maintenance and network costs decreased to 22.1% of pay telephone revenues compared to 24.8% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of pay telephone revenues was primarily attributable to higher pay telephone revenues and increasing operating efficiencies achieved through increasing density in the Company's pay telephone routes resulting from expansion of its installed base of phones.

     Cost of long distance income consists primarily of costs associated with the provision of operator services to Comtel. Cost of long distance income decreased approximately $1.1 million or 81.1% in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. Cost of long distance income in the period ended September 30, 1996 included not only costs associated with providing network services to Comtel, but also costs associated with billing and collection of calls and bad debt, for which the Company is no longer responsible. Cost of long distance income in the nine months ended September 30, 1997 includes only costs associated with providing network services to Comtel.

     Depreciation and amortization expense on continuing operations increased approximately $952,000 or 45.5%, from the prior year, reflecting a 33.7% increase in the number of installed pay telephones. Selling, general and administrative expenses on continuing operations increased approximately $2.7 million, or 62.6%, from the prior year. The increase was primarily attributable to costs associated with the opening and operation of four new divisional sales and service offices, the establishment of an allowance for doubtful accounts relating to dial around compensation of approximately $600,000 and the hiring of additional support personnel needed to service the Company's increasing pay telephone base.

     The Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the nine month period ended September 30, 1997 for reduced dial-around compensation is approximately $1.2 million. For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month.

     Interest and other income in the nine months ended September 30, 1997 increased approximately $321,000, or 432.6%, compared to the prior year period. This increase resulted primarily from a currently recognizable gain of $131,548 on the sale of certain assets to the Company's majority shareholder. The assets consisted of a life insurance policy, and a three bedroom home and airplane which were subsequently leased back to the Company on terms approved by the Company's disinterested directors. The sale of the house and airplane are being treated as a sale/leaseback and the Company will recognize a deferred gain over the term of the leases of the house and airplane of $246,329. In the period September 30, 1997, the Company also recognized interest income of approximately $171,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note B of Notes to Consolidated Financial Statements).

     Interest expense in the nine months ended September 30, 1997 increased approximately $157,000, or 97.3%, compared to the prior year period. This increase resulted from an increase in long-term debt, including current maturities, from approximately $4.6 million on September 30, 1996, to approximately $8.3 million on September 30, 1997.

     Earnings from continuing operations for the nine months ended September 30, 1997 increased approximately $262,000 or 9.65% from the prior year period.

     Earnings from discontinued operations, net of income taxes, for the nine months ended September 30, 1996 was $128,834 (See Note B of Notes to Consolidated Financial Statements).

     Net earnings for the nine months ended September 30, 1997 increased approximately $133,000 or 4.68% from the prior year period.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $1.5 million or 23.8%, rising from approximately $6.3 million in the nine months ended September 30, 1996, to approximately $7.8 million in the nine months ended September 30, 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had a current ratio of 3.31 to 1, as compared to a current ratio of 5.62 to 1 on December 31, 1996. The decrease was primarily attributable to a decrease in working capital from approximately $12.1 million as of December 31, 1996, to approximately $9.7 million as of September 30, 1997. This decrease in working capital resulted primarily from a decrease in cash and cash equivalents related to the application of approximately $3.5 million in cash to payments on long-term debt during the period and an increase of approximately $1.1 million in current maturities of long-term debt related to borrowings on the Company's credit line in the month of June 1997 for acquisitions. The Company also experienced an increase of approximately $2.4 million in accounts receivable during the period related primarily to an increase in dial-around call compensation receivable. See "Safe Harbor Statement Dial-Around Compensation".

     The Company's capital expenditures for the nine month periods ended September 30, 1997 and 1996 were approximately $4.4 million and $4.2 million, respectively. The Company's capital expenditures primarily consisted of the installation of additional pay telephones. The Company also made acquisitions of payphones totaling approximately $6.7 million and $4.4 million in the periods ended September 30, 1997 and 1996, respectively. In the nine months ended September 30, 1997, the Company financed its capital expenditures and acquisitions primarily with approximately $4.7 million in cash provided by continuing operations, approximately $6.2 million in long-term debt financing and available cash reserves. In the nine months ended September 30, 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $3.4 million in cash provided by continuing operations, $4.9 million in long-term debt financing and available cash reserves.

     The Company has a $25 million revolving line of credit with the NationsBank, with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on NationsBank's Corporate Base Rate ("CBR"), which was 8.50% on September 30, 1997. The interest rate is indexed based on the Company's ratio of funded debt to EBITDA as defined in the credit facility and is adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003. As of November 13, 1997, the Company had approximately $1.2 million borrowed under the revolving portion and $7.1 million borrowed under the term portion of the credit facility.

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

Dial-Around Compensation

     One of the key mandates of the Telecommunications Act was the requirement that pay telephone providers be paid fair compensation for each and every call made from their pay telephones, including dial-around access code and 800 subscriber calls. On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the three month period ended September 30, 1997 for reduced dial-around compensation is approximately $1.2 million ($0.7 million net of applicable commissions and income taxes) or $0.16 per share. For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. The foregoing sentence constitutes a forward-looking statement within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.

     While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

     The flat-rate payment level prescribed in the 1997 Payphone Order significantly increases dial-around compensation revenues to the Company over levels received prior to implementation of the Telcom Act. However, market forces and factors outside the Company's control could significantly effect the resulting revenue impact. These factors include the possibility of litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof, as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from pay telephones if the IXC wants to avoid paying per-call compensation on these calls.

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC further determined that local coin rates from pay telephones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued an order which upheld the FCC's authority to deregulate local coin call rates. Certain LECs and independent payphone service providers, including the Company, have announced their intention to increase rates charged for local calls placed from their payphones in certain markets. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

Other Provisions of the Telecommunications Act and FCC Rules

     There are several other provisions of the Telecommunications Act and FCC Rules that may have substantial positive and negative impacts on the Company. As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the pay telephone industry. The Company believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the pay telephone marketplace and lead to a more equitable competitive environment for all pay telephone providers. However, due to the possibility of litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof and uncertainties related to the impact and/or timing of implementation, the Company can provide no assurance that the Telecommunications Act and/or FCC Rules will result in a long-term positive impact on the Company.

Billed Party Preference

     The FCC has issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference ("BPP") and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, cashless calls would be directed automatically to the long distance company of the billed party`s previously expressed preference. The Company believes that the significant expense and technical modifications necessary to implement a system of BPP as evidenced by the record in the FCC proceeding make its adoption in the proposed form unlikely. However, rate benchmarks or caller notification of charges could be implemented by the FCC for interstate operator-assisted calls. Such a ruling could impact the financial performance of the Company, depending on the specific level of the benchmark or the particular notification requirements. There is no currently mandated schedule for a decision on the BPP docket. Without further guidance from the FCC, the Company is unable to assess the likelihood of adoption of BPP, rate benchmarks or caller notification, nor the impact, if any, that such adoption might have on the Company's operations or results.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVEL COMMUNICATIONS GROUP, INC.




Date:  November 13, 1997                /s/ Michael E. Hayes
                                        -------------------------------------
                                        Michael E. Hayes
                                        Senior Vice President and
                                          Chief Financial Officer