Form 10-K
period 1997-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-03-31
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
        x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997
                                       or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,367,371. As of March 24, 1998, there were 4,647,812 shares of the registrant's Common Stock outstanding.

                      Documents incorporated by reference:

     Information contained in the registrant's 1998 definitive proxy material to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

     Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations Regulatory Impact on Revenue." Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.  BUSINESS

General Overview

     The Company is one of the leading independent payphone service providers in the United States. The Company owns and operates a network of approximately 38,500 payphones in 36 states and the District of Columbia and provides operator services to those payphones through its long-distance switching equipment and through contractual relationships with various long-distance companies. The Company's payphones can accept coins as payment for local and long-distance calls and process non-coin calls, including calling card, credit card and third-party billed calls. The Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and other locations ("Location Owners") which typically have a high demand for payphone service.

     The Company employs advanced telecommunications technology that automates many of the operations necessary for the efficient management of payphones. The Company's payphones are computer-based "smart" phones, enabling the Company to monitor payphones in the field from its central office or one of its divisional offices which are strategically located to maximize the efficient operation of the Company's payphones. This advanced technology allows the Company to monitor call volume, identify malfunctioning equipment, dispatch service technicians, schedule efficient coin collections, calculate commissions, print commission checks for Location Owners, rate and process long-distance calls and generate reports that permit management to analyze and monitor the profitability of the payphones.

     The Company was incorporated in Illinois in 1979. The Company's principal executive offices are located at 1429 Massaro Boulevard, Tampa, Florida 33619, and its telephone number is (813) 623-3545.

Industry Overview

     Today's telecommunications marketplace was significantly shaped by the 1984 court-ordered divestiture by American Telephone & Telegraph Company (the "AT&T Divestiture") of its Divisional Bell Operating Companies ("RBOCs") which provided local telephone services within their areas of operation. The AT&T Divestiture and the many regulatory changes adopted by the Federal Communications Commission ("FCC") and state regulatory authorities in response to the AT&T Divestiture have resulted in the creation of new business segments in the telecommunications industry. For example, prior to the AT&T Divestiture, only RBOCs or other local exchange carriers ("LECs") were permitted to own and operate payphones. Following the AT&T Divestiture, the independent payphone industry developed as a competitive alternative to the RBOCs by providing repsonsive customer service, lower cost of operations and higher commissions to Location Owners.

     As part of the AT&T Divestiture, the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"). RBOCs and other LECs provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. Until recently, RBOCs were prohibited from offering or deriving revenues or income from telecommunications services between LATAs ("interLATA"). Long distance companies, such as AT&T, MCI and Sprint, provide interLATA services and, in some circumstances, may also provide long distance services within LATAs. An interLATA long distance telephone call generally begins with an originating LEC transmitting the call from the originating telephone to a point of connection with a long distance carrier. The long distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long distance network to the LEC servicing the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

     Prior to the AT&T Divestiture, the RBOCs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, independent payphone operators began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owner's premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled independent payphone providers to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, independent payphone providers were able to participate in long distance or non-coin call revenue from their payphones.
With this incremental source of revenue from non-coin calls, independent payphone providers were able to compete more vigorously with RBOCs for site location agreements by paying more competitive commissions to business operators.

     Payphones today are primarily owned and operated by RBOCs and other LECs and independent payphone companies, such as the Company. Of the approximately
2.1 million
payphones operated in the United States in 1997, industry reports estimate that approximately 1.8 million, or 84% were operated by RBOCs and other LECs and approximately 350,000, or 16% were operated by independent payphone companies.

Business Strategy

     The Company's objective is to increase revenues and earnings through acquisitions, internal sales growth and continued reductions in its overall cost structure. The Company has implemented the following strategy to meet its objective.

     Utilize Advanced Payphone Technology. The Company's payphones utilize "smart" technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable read-only memory chip, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's payphones can also distinguish coins by size and weight, report to a remote location the total amount of coins in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number. Virtually all of the Company's payphones operate on power available from the payphone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

     Apply Sophisticated Monitoring and Management Information Systems. The Company utilizes proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone as well as expenses relating to that payphone, including commissions payable to the Location Owners. The software allows the Company to generate detailed financial information by customer, by location and by payphone, which allows it to monitor the profitability and operating condition of each location and payphone.

     Provide Outstanding Customer Service. The technology used by the Company enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity which can be verified by customers. The Company strives to minimize "downtime" on its payphones by identifying service problems immediately. The Company's standard of performance is to repair malfunctions within 24 hours of their occurrence, thereby minimizing downtime and lost revenues. The Company's ability to service payphones promptly allows it to retain existing customers and attract new ones. The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The records generated through the Company's technology allow for the more timely and accurate payment of commissions to Location Owners.

     Develop Strong Relationships with Service Providers and Suppliers. As part of its strategy to continue to reduce operating costs, the Company has formed strategic alliances with a number of service and equipment providers. The Company has formed alliances with a number of

LECs and competitive local exchange carriers to purchase local line access services, and has agreements with a number of interexchange carriers to provide operator services to its payphones for call traffic not carried by its switch. In addition, the Company's consistent volume of new payphone installations has allowed it to negotiate favorable purchasing arrangements with a number of providers of payphone equipment and components. The Company expects to be able to further strengthen its relationships with its suppliers and service providers as its market presence continues to increase, thereby allowing it to negotiate more favorable agreements for equipment and services.

     Facilitate Growth Through Internal Sales and Marketing. The Company actively seeks to install new payphones through its sales and marketing efforts to obtain additional contracts with new and existing accounts. The Company conducts site surveys to examine various factors, including population density, traffic patterns and historical usage information. The Company intends to install approximately 3,500 payphones in 1998, compared with 2,859 payphones installed in 1995, 2,449 payphones installed in 1996 and 1,933 payphones installed in 1997, exclusive of acquisitions.

     Pursue Strategic Acquisitions. The Company intends to use its experience in identifying, negotiating and integrating strategic acquisitions in its continued consolidation of the fragmented payphone industry. Strategic acquisitions have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Concentrating its payphones in close proximity allows the Company to plot more efficient collection routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, acquired payphones may be integrated into the Company's network of payphones, resulting in lower
operating costs than the seller of such payphones had been able to realize.   In
addition, as the Company increases its payphone base in a geographic area, "fill-in" and contiguous acquisitions become less attractive to other potential acquirors as their ability to achieve significant payphone density is reduced. The Company also believes that such growth will further enhance its ability to negotiate favorable rates with long distance service providers, operator service providers and suppliers of payphones, components and other related equipment.

Acquisitions

     The Company generates growth by pursuing the acquisition of payphone companies or assets within its existing market areas and in areas in which the Company desires to establish a new market presence. In the acquisition of Communications Central Inc. (the "CCI Acquisition"), the Company added approximately 20,000 payphones to its network. During 1997, the Company added 2,861 payphones to its network through acquisitions. The Company believes that it is well positioned to capitalize on the fragmented nature of the independent payphone industry by maintaining an active acquisition program. The Company seeks to acquire payphone companies or assets that can provide cost savings and economies of scale through integration into the Company's service and maintenance, long-distance and management information networks and believes that further acquisitions present a significant growth opportunity for the Company.

     Listed below is a summary of acquisitions completed by the Company during 1997 and 1996, plus the recent CCI Acquisition.

                                                                     Number of           Purchase Price
              Company                           Date                 Payphones           (In thousands)
------------------------------------    -------------------      ---------------      -----------------
Communications Central Inc.               February 1998                   19,543             $106,400.0
Tele/Data Pay Telephone                   August 1997                        183                  510.9
Blair Telephone                           June 1997                        1,255                3,867.9
Quarter Call                              June 1997                          954                2,159.8
Mid-Eastern                               April 1997                         117                  233.0
Pay Telephone America, Ltd.               November 1996                    1,008                3,500.0
Payphone Corp. of America                 July 1996                          653                1,785.3
Cottonwood Communications                 June 1996                          933                2,620.1
Suntel                                    April 1996                          70                  205.0
Capital Pay Phone Group, LLC              January 1996                       103                  271.5
All others (less than 70 phones
 each)                                                                       352                  547.4
                                                                 ---------------      -----------------

     Totals                                                               25,171             $122,100.9
                                                                 ===============      =================

Integration Plan

     The Company believes that it can achieve cost savings through the combination of its payphone routes, management information systems and administrative functions with those of CCI. The Company has formed a transition team (the "Transition Team") consisting of senior members of management to oversee integration of the two companies. Each senior executive on the Transition Team will manage the transition process in one of the following major functional areas of the Company's operations: field operations, network operations, equipment repair and supply, human resources, finance and accounting, legal and regulatory, sales and marketing, and customer service. The Transition Team has begun the process of identifying and developing potential areas of cost savings and revenue enhancement. Members of the Transition Team will recommend strategies for achieving their objectives in the most cost-effective manner, including specific recommendations for eliminating redundant functions, employees and facilities. Management has already begun to identify areas of cost savings and revenue enhancement arising out of the integration of CCI and expects to substantially complete the integration process by the end of 1998.

Operations

     As of December 31, 1997 and December 31, 1996, the Company owned and operated 18,909 and 15,281 payphones, respectively, an increase of 3,628 installed payphones. The acquisition of CCI on February 3, 1998 increased the number of installed payphones to approximately 38,500 units. Substantially all of the Company's payphones accept coins as payment for local or long distance calls and can also be used to place local or long distance non-coin calls.

Coin Calls

     The Company's payphones generate coin revenues primarily from local calls. The maximum rate that LECs and independent payphone companies could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 or $0.35 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Impact on Revenue -- Local Coin Rates."

     InterLATA long distance coin calls are carried by the Company's long distance switching equipment and long distance carriers that have agreed to provide service to the Company's payphones. The Company pays a charge to a long distance carrier each time that carrier transports a long distance call for which the Company receives coin revenue. The Company's payphones also generate coin revenue from intraLATA long distance calls. IntraLATA long distance coin calls are generally carried by the LEC that provides service to the payphone. The Company pays a charge to the LEC for transport of these calls.

Non-Coin Calls

     The Company also receives revenues from non-coin calls made from its payphones. Non-coin calls include credit card, calling card, collect and third-party billed calls. Certain non-coin calls from the Company's payphones are handled by the Company's subsidiary, DavelTel, Inc. ("DavelTel"). DavelTel's switching equipment is located in Tampa, Florida. See "Technology." DavelTel performs certain of the operator services necessary to complete non-coin calls.

The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with an operator service provider to provide live operators to handle calls that require operator services. Billing information is verified and collect calls and credit cards are validated by the Company's switch through one of several companies that provide on-line access to validation databases. The Company contracts for transport of its calls over networks operated by long distance carriers. The Company's switch is programmed to select the most cost-effective carrier and transmission circuit then available to the Company to complete the call as dialed. Billing and collection of call charges is performed for the Company by one of several service bureaus specializing in that activity.

     The Company believes the extensive data processing capabilities of the switch enhance (i) the availability of management information relating to non-coin call traffic, (ii) the services provided to property owners, and (iii) the Company's ability to respond to any difficulties in call completion. The Company has begun to utilize its switching equipment to process non-coin call traffic originating from payphones acquired in the CCI Acquisition.

     The Company realizes additional revenues from certain long distance companies pursuant to FCC regulation as compensation for "dial-around" non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the payphone operator, generally by dialing a 1-800 number, a 950-number or a five-digit "10XXX" code before dialing "0" for operator service. Recently enacted rules adopted pursuant to the Telecommunications Act are expected to increase the amount of dial around call compensation received by the Company and other independent payphone providers. See "Business--Regulation."

Payphone Base

     In addition to payphones acquired by the Company (see "Acquisitions"), the Company's payphone base includes payphones installed by the Company. The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net increase in Company payphones in operation.

                                     1995                      1996                      1997
                            -------------------       -------------------       -------------------
Acquired                                    717                     2,767                     2,861
Installed                                 2,859                     2,449                     1,933
Removed                                    (762)                   (1,098)                   (1,166)
                            -------------------       -------------------       -------------------

     Net Increase                         2,814                     4,118                     3,628
                            ===================       ===================       ===================

     Most of the Company's payphones are located in proximity to one of the Company's divisional offices, from which Company employees operate and service payphones and conduct sales and marketing efforts. The following table sets forth the number of payphones operated by the Company in each state as of December 31, 1996, December 31, 1997 and March 1, 1998:

                                     December 31,             December 31,              March 1,
State                                    1996                     1997                    1998
--------------------------        -----------------        ----------------        -----------------
Alabama                                         154                     205                    1,660
Arkansas                                         27                      45                      492
Arizona                                         675                     713                      727
California                                        -                       5                        -
Colorado                                          3                       3                      398
District of Columbia                            172                     202                      267
Delaware                                         54                      78                       94
Florida                                       4,148                   4,202                    7,281
Georgia                                         606                     655                    2,792
Iowa                                            870                     760                      786
Illinois                                        880                     898                    1,757
Indiana                                         202                     217                      429
Louisiana                                       105                     196                      961
Kentucky                                        346                     392                      636
Massachusetts                                     -                       3                        3
Maryland                                        513                   1,297                    1,435
Michigan                                          -                       -                      227
Minnesota                                         -                       -                      437
Missouri                                        123                     147                      268
Mississippi                                     850                     990                    1,876
North Carolina                                2,164                   2,361                    3,415
North Dakota                                      -                       -                        5
Nebraska                                         24                      21                       20
New Hampshire                                     -                       2                        2
Nevada                                            4                       3                        3
New York                                          -                      58                       64
New Jersey                                        -                       -                        7
Ohio                                              -                      81                      547
Oklahoma                                          -                       -                       68
Pennsylvania                                      -                   1,236                    1,665
South Carolina                                1,275                   1,338                    1,861
Tennessee                                     1,006                   1,082                    3,006
Texas                                             6                       9                    2,236
Virginia                                        887                   1,337                    2,638
Utah                                            187                     248                      248
Wisconsin                                         -                       7                      156
West Virginia                                     -                     118                      184
                                  -----------------        ----------------        -----------------

     Totals                                  15,281                  18,909                   38,651
                                  =================        ================        =================

     The Company selects locations for its payphones where there is high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores, shopping centers and hotels. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to owners of locations of their payphones. In locations where historical revenue information is not available, the Company relies on its site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. The Company's marketing staff is encouraged to obtain agreements to install the Company's payphones ("Placement Agreements") at locations with favorable historical data regarding payphone revenues.

     Placement Agreements generally provide for revenue sharing with the applicable Location Owners. The Company's Placement Agreements generally provide commissions based on fixed percentages of revenues and are generally of a five-year term. The Company can generally terminate a Placement Agreement on 30 days' notice to the Location Owner if the payphone does not generate sufficient revenue.

     The Company routinely monitors its payphone base and removes underperforming payphones, which it relocates to locations with more potential for profitability. In particular, the Company often removes and relocates a number of payphones following acquisitions because its performance criteria are generally more stringent than the criteria of the payphone operators from which it acquires payphones. In addition, the Company often removes and relocates payphones when Location Owners close facilities at which Company payphones are located or when the Company loses payphone customers or locations for other reasons.

Service and Maintenance

     The Company employs field service technicians, each of whom collects coin boxes from, cleans and maintains between 125 and 225 payphones and responds to trouble calls made by a Location Owner, by a user of a payphone or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of the Company's payphones to one of the Company's divisional offices and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphone as well as the number of employees needed to service the payphones.

Sales and Marketing

     The Company employs marketing personnel for its payphone operations in each of its regions of operation. Divisional marketing personnel are responsible for finding desirable locations for payphones and obtaining Placement Agreements with Location Owners within their geographic areas. The Company believes that using regional marketing personnel provides better market penetration because of their familiarity with and proximity to their regions. To date, independent payphone providers have had a competitive advantage over LECs due to their ability to offer commissions to Location Owners for both local and long distance calls. Historically,

LECs generally were unable to derive revenues from interstate calls and non-coin, interLATA calls, and consequently, were unable to offer commissions on such calls. Recently enacted rules adopted pursuant to the Telecommunications Act of 1996 grant LECs the ability to select the long distance carrier for interLATA long distance calls in conjunction with the Location Owner. This will enable LECs to derive revenues from and pay commissions on these calls in the future. See "Business--Regulation."

     The Company's national sales personnel are responsible for accounts that overlap regional boundaries, such as multiple store chains and restaurant franchises that often have hundreds or thousands of potential locations, and also provide support to the Company's regional sales personnel. The Company has historically installed approximately 70% of its payphones through the sales and marketing efforts of the Company's regional marketing personnel and the remaining 30% from the efforts of national sales personnel. The Company's marketing personnel receive incentive compensation based upon their achievement of sales goals.

Service and Equipment Suppliers

     The Company's primary suppliers provide payphone components, local line access, billing and collection services and long distance services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be identical in appearance and operation to payphones owned by LECs.

     The Company's primary supplier of circuit boards is Protel, Inc. of Lakeland, Florida, a leading supplier of payphone equipment, and utilizes the billing and collection services of ILD Teleservices, Inc. The Company obtains local line access from various LECs, including Bellsouth, GTE, Ameritech, Southwestern Bell, US West and various other suppliers of local line access.
New sources of local line access are expected to emerge as competition is authorized in local service markets. Long distance services are provided to the Company through the use of its own long distance switching equipment and by various long distance and operator service providers, including AT&T, MCI, Sprint, Wiltel, LCI, Opticom and others.

     The Company believes that multiple suppliers are available to meet all of its product and service needs at competitive prices and rates. The Company expects the availability of such products and services to continue in the future, however, the continuing availability of alternative sources cannot be assured. Transition from the Company's existing suppliers, if necessary, could have a disruptive influence on the Company's operations and could give rise to unforeseen delays and/or expenses. The Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any of the products or services used in the operation of its business.

Assembly and Repair of Payphones

     The Company assembles and repairs payphone equipment for its own use. The manufacturing of payphone equipment provides the Company with technical expertise used in the operation, service, maintenance and repair of its payphones. The Company assembles payphones from standard payphone components purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. The Company believes that the integrated circuit board is the single most important component in an independent payphone and obtains these boards from Protel, Inc. However, all of the components purchased by the Company (including integrated circuit boards) are available from several suppliers, and the Company does not believe that the loss of any supplier would have a material adverse effect on its assembly operations.

     The Company's payphones comply with all FCC requirements regarding the performance and quality of telephone equipment and have all operating characteristics required by the regulatory authorities of most states, including: free access to local emergency ("911") telephone numbers and, where not available, to the LEC operator; free access to local directory assistance; dial-around access to all locally available long distance companies; the capability of receiving incoming calls at no charge; and automatic coin return capability for incomplete calls.

Technology

     The payphone equipment installed by the Company makes use of microprocessors to provide voice synthesized calling instructions, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of a non-volatile, electronically erasable, programmable read-only memory chip, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company manufactures its payphones from standard components and believes that they incorporate the latest technology.

     The Company's payphones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts of vandalism or theft. Virtually all of the telephones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

     The Company utilizes proprietary and non-proprietary software that continuously tracks the coin and non-coin revenues from each telephone as well as expenses relating to that telephone, including commissions payable to the Location Owners. The software allows the Company to generate detailed financial information by Location Owner, by location and by telephone, which allows the Company to monitor the profitability and operating condition of each location and telephone.

     All technical support required to operate the payphones, such as computers and software and hardware specialists, is provided by the Company's headquarters in Tampa, Florida. Materials, equipment and spare parts and accessories are provided by the Company's manufacturing support operations and inventories are maintained at each divisional office for immediate access by field service technicians.

     The Company's switching equipment, located in Tampa, Florida, was obtained from Harris Corporation, one of several suppliers of switches to the telecommunications industry. Switches are digital computerized routing systems that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of the call. Switches have limits on their capacity to handle and transmit calls, but can be upgraded to handle more calls as traffic increases. The Company's switch is located in proximity to its headquarters in Tampa, Florida. Long distance calls from the Company's payphones that are not handled by its switch or an unbundled services arrangement are serviced by long distance companies that pay commissions to the Company for those calls. If the Company experiences sufficient long distance call volume from other LATAs, the Company will evaluate the need to upgrade transmission circuitry to direct additional call traffic to its switching equipment, thereby reducing transmission costs to the Company's switch.

     Using the data capabilities of its switching equipment, the Company has implemented a management information system that the Company believes affords it competitive advantages. The Company's management information system monitors call traffic to provide information regarding payphone or network equipment trouble, the fraudulent use of calling cards or credit cards, or other problems, thereby allowing the Company to respond promptly. This management information system has enabled the Company to increase call completion rates and enhance site selection for its payphones. As a result, the Company has increased revenues from its installed telephones and reduced costs through the selection of the most economical means of completing calls. The Company believes some of this information is unavailable to independent payphone companies that do not maintain their own switching equipment.

Regulation

  The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20, 1996, the FCC adopted rules and policies to implement Section 276 of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunications Act on both an interstate and intrastate basis. Among other provisions, the Telecommunications Act granted the FCC the power to preempt state regulations to the extent that any state requirements are inconsistent with the FCC's implementation of Section 276 thereof ("Section 276").

Federal Regulation of Local Coin and Dial-Around Calls

  The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators who send calls to those companies. The requirements of TOCSIA included call branding, information posting, rate quoting, the filing of information tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud.

  TOCSIA also directed the FCC to consider the need to provide compensation for owners of independent payphones for dial-around access to a long-distance company other than the one selected by the independent payphone company. Accordingly, the FCC ruled in May 1992 that independent payphone companies were entitled to compensation for these calls. Because of the complexity of establishing an accounting system for determining compensation for these calls, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 dial-around calls at $0.40 per call.

  In 1996, recognizing that independent payphone providers had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation and the need to promote competition among payphone service providers and the wide deployment of payphones, Congress enacted Section 276 and directed the FCC to implement rules (the "FCC Rules") by November 1996 which would:

 .      establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call;

 .      terminate subsidies for LEC payphones from LEC-regulated base operations;

 .      prescribe nonstructural safeguards to eliminate discrimination between
       LEC and independent payphone service providers;

 .      provide for the RBOCs to have the same rights that independent payphone service providers have to negotiate with location providers over the provision of interLATA carrier services subject to the FCC's determination that such provision is in the public interest and the subject to existing contracts between the location providers and interLATA carriers;

 .      provide for the right of all payphone service providers to choose the
       interLATA carrier of choice subject to the requirements of, and contractual rights negotiated with, Location Owners; and

 .      preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

  In September 1996, the FCC issued its first order implementing Section 276, In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the

Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to payphone service providers ("PSPs") for each and every call was to deregulate the price of all calls originating from payphones. For local coin calls the FCC mandated that deregulation of the local coin rate would occur in October 1997 to provide a period of orderly transition from the previous system of state regulation. As a result of the deregulation of the local coin rate, most of the RBOCs and other PSPs have announced or implemented an increase in the local coin rate to $0.35 per call in approximately 75% of the Company's operating markets.

  To achieve fair compensation for dial-around calls through deregulation, the FCC in the 1996 Payphone Order directed a two-step transition from a regulated market. In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs from the inter-exchange carriers ("IXCs") in the amount of $45.85 per month per payphone. This rate was computed by applying an assumed deregulated coin rate of $0.35 per call to a finding that there were a monthly average of 131 compensable dial-around calls. This total included both access code calls dialed for the purpose of reaching a long-distance company other than the one designated by the payphone service provider and toll-free 800/888 calls. The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of one hundred million dollars and allocated among such IXCs in proportion to their gross long-distance revenues. During the second step of the transition to deregulation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate as the default per-call compensation rate in the absence of an agreement between the PSP and the IXC. To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits which would identify each call as originating from a payphone and required the LECs to make such coding available to the PSPs as a tariffed item.

  In July 1997, the United States Court of Appeals for the District of Columbia Circuit (the "Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around and local coin calls, in assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of one hundred million dollars and in allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls.

  In response to the remand of the Court, the FCC issued its second payphone order ("1997 Payphone Order") in October 1997. The FCC determined that additional costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the PSPs in providing a dial-around call. Accordingly the FCC adjusted the per-call rate during the second phase of interim compensation to $0.284 ($0.35 - $0.066). The FCC applied the $0.284 per call rate to the second phase of interim compensation. While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation for the concluded flat-rate period and reiterated that PSPs were entitled to compensation for each and every call during that period, it deferred to a subsequent order, yet unissued, the resolution of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment. On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which confirmed the obligation of IXCs to pay PSPs dial-around compensation and clarified, confirmed, extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits to facilitate the payment of dial-around compensation by IXCs to PSPs.

  Various IXCs and PSPs have appealed certain aspects of the 1997 Payphone Order to the Court. The Court has declined to stay implementation of the 1997 Payphone Order pending its decision of the appeals.

Effect of Federal Regulation of Local Coin and Dial-Around Calls

  Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $1.8 million ($1.1 million net of applicable commissions and income taxes) or $0.25 per share. For periods beginning November 7, 1996, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 to October 6, 1997 for the interim period of flat-rate compensation is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

  The Company believes that it is legally entitled to fair compensation under the Telecommunications Act for dial-around calls which the Company delivered to any carrier during the period from November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 to October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month.

  While the amount of $0.284 per call constitutes the Company's assessment of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call.

  The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act. However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (ii) the resolution of the appeals by both the IXCs and representatives of the PSPs pending before the Court of various aspects of the 1997 Payphone Order, (iii) the possibility of other litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof, (iv) pending litigation in the Federal courts concerning the constitutionality or validity of the 1996 Telecommunications Act, and (v) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls.

  In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, the Court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the Court's order, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $0.25 to $0.35. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

Other Provisions of the Telecommunications Act and FCC Rules

  There are several other provisions of the Telecommunications Act, as implemented by the FCC, that may have substantial impact on the Company. As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the payphone industry. The Company believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the payphone marketplace and lead to a more equitable competitive environment for all payphone providers. However, there are other matters pending in several Federal courts which, while not directly challenging
Section 276, relate to the validity and constitutionality of the Telecommunications Act, as well as other uncertainties related to the impact, timing and implementation of the Telecommunications Act. Accordingly, the Company can provide no assurance that the Telecommunications Act or FCC Rules will result in a long-term positive impact on the Company.

  The FCC Rules required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. Upon removal, LECs' regulated rate payers were repaid for the value of the payphones on which the LECs were no longer entitled to earn a return. The repayment was based on the net book value of the LEC payphone equipment, defined as the original cost of the equipment less accumulated depreciation, rather than the current market value of the equipment. Subsequent to removal, the RBOCs, as required by the FCC Rules, filed Comparably Efficient Interconection ("CEI") plans to describe their methods of compliance with nondiscrimination and accounting requirements, as well as other safeguards against subsidies and discrimination in favor of their own payphone operations. The LECs were also required to make the access lines provided for their own payphones equally available to independent payphone providers.

  In the past, RBOCs were not permitted to select the interLATA carrier to serve their payphones. Under the FCC Rules, the RBOCs will be permitted to select the carrier of interLATA services to their payphones effective upon FCC approval of each RBOC's CEI plan as described above. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

  The FCC Rules preempt state regulations that may require independent payphone providers to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. The FCC Rules did not preempt state regulations that, for public safety reasons, require routing of "0-" calls to the LEC, provided that the state does not require that the LEC carry such calls when the call is determined to be a non-emergency call.

  The FCC Rules determined that the administration of programs for maintaining "public interest payphones" should be left to the states within certain guidelines. "Public interest payphones" are defined as payphones which (1) fulfill a public policy objective in health, safety, or public welfare, (2) are not provided for a location provider with an existing contract for the provision of a payphone and (3) would not otherwise exist as a result of the operation of the competitive marketplace. Each state regulatory authority is required to complete a review by September 20, 1998 of whether such public interest payphones are adequately provided in its jurisdiction.

Billed Party Preference

  The FCC previously issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0- interstate long-distance calls. On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services are required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call. The ruling could affect the financial performance of the Company. However, the Company is unable at this time to assess the impact, if any, on the Company's future operations or results.

State Regulation

  State regulatory authorities have primarily been responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by the Company to comply with applicable rules, regulations and reporting requirements. The 49 states that currently permit independent payphone providers to supply local and long-distance payphone service, and the District of Columbia, have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls as well as a broad range of technical and operational requirements. The Telecommunications Act contains provisions that require all states to allow payphone competition. State authorities also regulate LECs' tariffs for interconnection of independent payphones, as well as LECs' own payphone operations and practices.

  The Company is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for non-coin local and intrastate toll calls made from payphones. In addition, the Company must comply with regulations designed to afford consumers with notice at the payphone location of the long-distance company servicing the telephone and the ability to access alternate carriers. The Company believes that it is currently in compliance with regulatory requirements pertaining to its offering of operator services directly or through other long-distance companies.

     In accordance with the FCC's requirements under the Telecommunications Act, state regulatory authorities are currently reviewing the rates that LECs charge independent payphone providers for local line access and associated services. Local line access charges have been reduced in certain states and the Company believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the Telecommunications Act, could lead to more options available to the Company for local line access at competitive rates. No assurance can be given, however, that such options or local line access rates will become available. The Telecommunications Act and FCC Rules contain provisions which could impact the rates payphone providers can charge for local coin calls and other aspects of the regulation of payphones by the states.

Competition

     The Company competes for payphone locations with LECs and independent payphones operators. The Company also competes, indirectly, with long distance companies, which can offer Location Owners commissions on long distance calls made from LEC-owned payphones. Most LECs and long distance companies against which the Company competes and some independent payphone companies may have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other independent payphone companies, have increased their compensation arrangements with owners of payphone locations to offer more favorable commission schedules.

     The Company believes the principal competitive factors in the payphone business are (i) the commission payments to a Location Owner and the opportunity for a Location Owner to obtain commissions on both local and long-distance calls from the same company,
(ii) the ability to serve accounts with locations in several LATAs or states,
(iii) the quality of service and the availability of specialized services provided to a Location Owner and telephone users, and (iv) responsiveness to customer service needs. The Company believes it is currently competitive in these areas.

     The Company competes with long distance carriers who provide dial-around services which can be accessed through the Company's payphones. Certain national long distance operator service providers have launched advertising promotions which have increased dial-around activity on payphones owned by LECs and independent payphone companies, including the Company. The Company is receiving compensation for dial-around calls placed from its payphones and regulatory initiatives resulting from implementation of the Telecommunications Act of 1996 are expected to increase the amount of dial-around compensation received on its payphones. See "Regulation."

Employees

     As of December 31, 1997, the Company had 271 full-time employees, none of whom is the subject of a collective bargaining agreement. In connection with the CCI Acquisition, the Company added an additional 213 employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good. In connection with the CCI Acquisition, the Company also entered into employment contracts with certain members of CCI's management.

ITEM 2.  PROPERTIES

     The Company leases approximately 19,000 square feet in Tampa, Florida that includes executive office space, a divisional office for payphone operations and facilities for the assembly of payphones. The Company also leases an aggregate of approximately 33,000 square feet to house divisional offices for payphone operations in Mesa, Arizona; Miami, Florida; Jacksonville, Florida; Tallahassee, Florida; Harrisburg, Illinois; Jacksonville, Illinois; Jackson, Mississippi; Charlotte, North Carolina; Myrtle Beach, South Carolina; Atlanta, Georgia; Cedar Rapids, Iowa; Beltsville, Maryland; Jackson, Tennessee; Salt Lake City, Utah, Ebensburg, Pennsylvania and Chesapeake, Virginia. In addition, the Company's accounting, administrative and legal offices are located in approximately 10,000 square feet of office space in Jacksonville, Illinois leased from its largest shareholder (the "Shareholder"). The Company also leases 18,000 square feet of warehouse space in Jacksonville, Illinois from the Shareholder. The Company believes that these facilities are adequate to meet the Company's needs in the foreseeable future. The Company has also assumed leases for office and warehouse space in various locations related to the operations of CCI. The Company is currently evaluating its space needs related to the integration of CCI into its operations. See "Business Strategy Integration Plan."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the Company's management that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, the Company did not submit any matter to a vote of security holders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Market information.  The Company's Common Stock trades on the NASDAQ
     ------------------
National Market System. The following table sets forth, for the periods indicated, the high and low closing prices on the NASDAQ National Market System from October 1, 1994 through December 31, 1997.

                                       High    Low
                                       -----  -----

October 1 through December 31, 1994    14.25  10.75
January 1 through March 31, 1995       13.25   8.94
April 1 through June 30, 1995          12.88  10.75
July 1 through September 30, 1995      16.00  11.25
October 1 through December 31, 1995    15.25  12.00
January 1 through March 31, 1996       13.75  12.50
April 1 through June 30, 1996          20.00  12.75
July 1 through September 30, 1996      20.75  15.00
October 1 through December 31, 1996    19.00  15.25
January 1 through March 31, 1997       18.25  14.75
April 1 through June 30, 1997          18.00  12.00
July 1 through September 30, 1997      23.25  15.25
October 1 through December 31, 1997    29.00  21.25

     As of March 24, 1998, there were approximately 50 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The last sale price of the Company's Common Stock on March 24, 1998 was $26.50 per share.

     Dividends.  The Company did not paid any dividends on its Common Stock
     ---------
during 1997 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the 1998 Credit Agreement. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            Year ended December 31
                                                     ------------------------------------
                                                       1997          1996          1995          1994          1993
                                                     --------      --------       -------       -------       -------
                                                     (In thousands, except per share data)
Operating Data
Revenues:
  Coin Calls                                         $ 25,211      $ 18,560      $ 14,357       $ 9,916       $ 6,616
  Non-coin calls                                       22,955        18,413        17,473        12,682         8,648
                                                      -------       -------       -------       -------       -------
     Total revenues                                    48,166        36,973        31,830        22,598        15,264
Operating costs and expenses
  Telephone charges                                     9,576         7,501         6,076         4,748         3,379
  Commissions                                           6,202         6,286         4,968         2,849         1,944
  Service, maint. and network costs                    10,685         8,546         7,371         5,218         3,166
  Selling, general and administrative                  10,688         6,402         5,133         3,550         2,115
  Depreciation and amortization                         4,316         2,986         2,136         1,389         1,188
                                                      -------       -------       -------       -------       -------
     Total operating costs and expenses                41,467        31,721        25,684        17,754        11,792
                                                      -------       -------       -------       -------       -------
     Operating profit                                   6,699         5,252         6,146         4,844         3,472
Interest and other income                                 497           100           125           106           128
Interest (expense)                                       (475)         (289)          (48)          (31)         (302)
                                                      -------       -------       -------       -------       -------
     Total other income (expense)                          22          (189)           77            75          (174)
                                                      -------       -------       -------       -------       -------
     Earnings from continuing operations
       before income taxes                              6,721         5,063         6,223         4,919         3,298
Income taxes                                            2,459         1,868         2,403         1,806         1,309
                                                      -------       -------       -------       -------       -------
     Earnings from continuing operations                4,262         3,195         3,820         3,113         1,989
Discontinued operations
  Gain (loss) from hospitality division operations          -           334(1)     (2,043)          790             -
  Gain (loss) from sales of equipment and repairs           -          (369)(1)      (465)         (150)         (131)
  Gain on sale of hospitality division                      -           747            -             -             -
  Estimated loss on disposal                                -          (102)           -             -             -
                                                      -------       -------       -------       -------       -------
     Gain (loss) from discontinued operations               -           610        (2,508)          640          (131)
                                                      -------       -------       -------       -------       -------
     Net earnings                                     $ 4,262         3,805       $ 1,312       $ 3,753       $ 1,858
                                                      =======       =======       =======       =======       =======
Basic earnings per share
     Continuing operations                            $  0.93       $  0.70       $  0.85       $  0.70       $  0.64
     Discontinued operations                          $     -          0.14       $  (0.56)      $ 0.14       $ (0.04)
     Net earnings                                     $  0.93       $  0.84       $   0.29       $ 0.84       $  0.60
Fully diluted earnings per share
     Continuing operations                            $  0.90       $  0.70       $   0.86       $ 0.70       $  0.64
     Discontinued operations                          $     -       $  0.13       $  (0.56)      $ 0.14       $ (0.04)
     Net earnings                                     $  0.90       $  0.83       $   0.29       $ 0.84       $  0.60
Weighted average common shares outstanding              4,601         4,513          4,455        4,455         3,117

                                                 As of December 31
                                             -------------------------
                                               1997            1996              1995          1994          1993
                                             --------         --------          -------       -------       -------
                                                           (In thousands)
Balance Sheet Data:
Total assets                                 $ 52,958        $ 43,862          $ 33,328      $ 33,035       $ 26,169
Long-term debt, less current maturities         6,801           5,726               209            85            266
Shareholders' equity                           37,970          32,935            27,990        26,678         22,918


(1) Includes intangible and long-lived assets charged off related to implementation of SFAS 121.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

     Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

General

     During 1997, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

     Non-coin calls made from the Company's payphones generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the non-coin call is handled by the Company through its switch or an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the non-coin call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long
distance company.   Under an unbundled services arrangement, the Company
performs certain functions necessary to service non-coin calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls.

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "Business--Regulation." The Company also derives a small amount of non-coin revenue from certain LECs for intraLATA non-coin calls. See "Business-Operations."

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to Location Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

Regulatory Impact on Revenue

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, began to change charges for local coin calls from $.25 to $.35. The Company believes that deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase the Company's revenues from such calls. However, given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

Dial Around Compensation

     On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules which became effective November 7, 1996 (the "1996 Payphone Order"), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1999 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

     In accordance with the court's mandate, on October 9, 1997, the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that payphone service providers are entitled to compensation for all access code and 800 subscriber calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November

7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $1.8 million ($1.1 million net of applicable commissions and income taxes) or $0.25 per share. For periods beginning November 7, 1996, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 to October 6, 1997 for the interim period of flat-rate compensation is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

  The Company believes that it is legally entitled to fair compensation under the Telecommunications Act for dial-around calls which the Company delivered to any carrier during the period from November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 to October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month.

     While the amount of $0.284 per call constitutes the Company's assessment of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call.

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act. However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (ii) the resolution of the legal appeals by both the IXCs and representatives of the PSPs of various aspects of the 1997 Payphone Order, (iii) the possibility of other litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof, (iv) pending litigation in the Federal courts concerning the constitutionality or validity of the 1996 Telecommunications Act, and (v) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the year ended December 31, 1997, total revenues from continuing operations increased approximately $11.2 million, or 30.3%, compared to the year ended December 31, 1996. This growth was primarily attributable to an increase from 15,281 payphones on December 31, 1996 to 18,909 payphones on December 31, 1997. Coin call revenues increased approximately $6.7 million, or 35.8%, driven primarily by the growth in the number of installed payphones and the acquisition and installation of payphones at locations with favorable coin call traffic. Non-coin call revenues increased approximately $4.5 million or 24.7%. In addition to growth in the number of installed payphones, the increase in non-coin call revenues was attributable to additional dial-around compensation resulting from implementation of the Telecommunications Act, which became effective in November 1996. While non-coin call revenues increased over the prior year, the Company continued to experience lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones. See "Business -- Regulation -- Effect of Federal Regulation of Local Coin and Dial-Around Calls."

     Telephone charges decreased to 19.9% of total revenues compared to 20.3% in the prior year. The decrease in telephone charges as a percentage of total revenues was primarily attributable to higher payphone revenues. The Company's average monthly telephone charge on a per phone basis decreased from $47.66 in 1996 to $46.36 in 1997.

     Commissions decreased to 12.9% of total revenues compared to 17.0% in the prior year. The decrease in commissions as a percentage of total revenues was primarily attributable to higher payphone revenues.

     Service, maintenance and network costs decreased to 22.2% of total revenues compared to 23.1% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of total revenues was primarily attributable to higher payphone revenues and increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from expansion of its installed base of payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $55.87 per month in 1996, to $51.69 per month in 1997.

     Selling, general and administrative expenses on continuing operations increased approximately $5.6 million, or 59.8%, from the prior year. The increase was partially attributable to an increase in depreciation and amortization expense which rose approximately $1.3 million or 44.6%, from the prior year, reflecting a net increase of 3,628 installed payphones and a slight increase in the cost of circuit boards installed in the Company's new payphone installations to keep pace with technological innovations and more sophisticated call tracking capabilities. During the third quarter of 1997, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in selling, general and administrative expenses for the year ended December 31, 1997 for reduced dial-around compensation for the period November 7, 1996 to June 30,

1997 is approximately $1.8 million ($1.1 million net of applicable commissions and income taxes) or $0.25 per share. The Company also incurred additional costs associated with the opening and operation of three new divisional sales and service offices, and the hiring of support personnel needed to service the Company's expanding base of installed payphones.

     Interest and other income increased approximately $397,000 or 397.0% in 1997 over 1996. This increase resulted primarily from a currently recognizable gain of approximately $128,000 on the sale of certain assets to the Shareholder. The assets consisted of a life insurance policy, a home and an airplane which were subsequently leased back to the Company on terms approved by the Company's disinterested directors. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals. The sale of the house and airplane are being treated as a sale/leaseback and the Company will recognize a deferred gain over the term of the leases of the house and airplane of approximately $139,000. In the year ended December 31, 1997, the Company also recognized interest income of approximately $235,000 on the note receivable related to the sale of Comtel on December 31, 1996. (See Note 3 of Notes to Consolidated Financial Statements). Interest expense in 1997 increased approximately $186,000, or 64.4%, compared to the prior-year period. This increase resulted primarily from an increase in long-term debt in the last two quarters of 1996 and during 1997 for the acquisition of payphone companies and payphone assets.

     Net income from continuing operations increased approximately $1.1 million or 33.4% from the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") on continuing operations increased approximately $2.8 million or 33.7% from approximately $8.2 million in 1996 to approximately $11.0 million in 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry. Net income increased approximately $457,000 or 12.0% from approximately $3.8 million in 1996 to approximately $4.3 million in
1997.   The Company's earnings on discontinued operations in 1996 included a gain on the sale of Comtel of approximately $746,000, net of income taxes of $439,000. Discontinued operations in 1996, before the effect of the gain on the sale of Comtel, generated a loss of approximately $137,000, net of income taxes and income tax benefits.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     For the year ended December 31, 1996, total revenues from continuing operations increased approximately $5.1 million or 16.2%, compared to the year ended December 31, 1995. This growth was primarily attributable to an increase from 11,163 payphones on December 31, 1995 to 15,281 payphones on December 31, 1996. In addition to growth in the number of installed payphones, the increase in payphone revenues was attributable to the impact of the removal during the third and fourth quarter of 1996 of approximately 600 under-performing payphones and their replacement at better locations, along with additional dial around compensation resulting from implementation of the Telecommunications Act which became effective in November 1996. See "Regulation Effect of Federal Regulation of Local Coin and Dial-Around Calls".

     Telephone charges increased to 20.3% of total revenues compared to 19.1% in the prior year. The increase in telephone charges as a percentage of total revenues was primarily attributable to lower monthly long distance revenues as a result of an increase in dial-around calls placed from the Company's payphones. However, the Company's average monthly telephone charge on a per phone basis decreased from $50.98 in 1995 to $47.66 in 1996.

     Commissions increased to 17.0% of total revenues compared to 15.6% in the prior year. The increase in commissions as a percentage of total revenues was primarily attributable to lower long distance revenues as a result of an increase in dial-around calls placed from the Company's payphones. Commissions to Location Owners in 1996 actually decreased on a per phone basis by approximately 9.5% from 1995 as a result of lower long distance revenues resulting from an increase in dial-around calls placed from the Company's payphones.

     Service, maintenance and network costs remained relatively stable at 23.1% of total revenues compared to 23.2% in the prior-year period. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $61.84 per month in 1995 to $55.87 per month in 1996 due to operating efficiencies achieved through expansion of the Company's installed payphone base.

     Selling, general and administrative expenses increased approximately $2.1 million, or 29.2%, from the prior year. The increase was primarily attributable to an increase in depreciation and amortization expense which rose approximately $850,000 or 39.8%, from the prior year, reflecting a 36.9% increase in the number of installed payphones. The Company also incurred additional costs associated with the opening and operation of four new divisional sales and service offices and the hiring of support personnel needed to service the Company's expanding base of installed payphones.

          Interest and other income decreased approximately $25,000 or 20.0% in 1996 over 1995. This decrease resulted primarily from lower cash balances available for investment due to the use of cash for the acquisition and installation of additional payphones during 1996. Interest expense in 1996 increased approximately $241,000, or 502.1%, compared to the prior-year period. This increase was primarily attributable to the incurrence of approximately $5.6 million in debt in connection with the acquisition of payphones during 1996.

     Net income from discontinued operations increased approximately $3.1 million or 124.3% over the prior year period, rising to approximately $610,000 in 1996 from a loss of approximately $2.5 million in 1995. The Company's net income on discontinued operations in 1996 included a gain on the sale of Comtel of approximately $746,000, net of income taxes of $439,000. Discontinued operations in 1996, before the effect of the gain on the sale of Comtel, generated a loss of approximately $137,000, net of income taxes and income tax benefits. Net income from discontinued operations in 1995 included non-recurring charges of approximately $2.9 million due to impairment of intangible and long-lived assets after applying certain provisions of SFAS 121.

Discontinued operations in 1995, before the effect of the non-recurring charges, generated earnings of approximately $204,000, net of income taxes and income tax benefits.

     Net income from continuing operations decreased approximately $625,000 or 16.4% from the prior year period. EBITDA on continuing operations remained stable in 1996 at approximately $8.2 million. EBITDA is not determined in accordance with GAAP, nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry. Net earnings increased approximately $2.5 million or 190.0% from approximately $1.3 million in 1995 to approximately $3.8 million in 1996.

Liquidity and Capital Resources

Cash Flows

     As of December 31, 1997, the Company had a current ratio of 3.25 to 1, as compared to a current ratio of 5.62 to 1 on December 31, 1996. The decrease was primarily attributable to a decrease in working capital from approximately $12.1 million as of December 31, 1996, to approximately $10.3 million as of December 31, 1997. This decrease in working capital resulted primarily from a decrease in cash and cash equivalents related primarily to capital expenditures for new payphone installations and an increase of approximately $1.4 million in current maturities of long-term debt related to borrowings on the Company's credit line during 1997 for the acquisition of payphone companies and payphone assets. The Company also experienced an increase of approximately $3.0 million in accounts receivable during the period related primarily to an increase in dial-around call compensation receivable.

     The Company's capital expenditures, exclusive of acquisitions, for the years ended December 31, 1997 and 1996 were $4.8 million and $5.7 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. The Company made acquisitions of payphones totaling approximately $7.1 million and $8.6 million, respectively, during the years 1997 and 1996. In 1997, the Company financed its capital expenditures and acquisitions primarily with approximately $6.3 million in cash provided by continuing operations and an increase in long-term debt and current maturities of long term debt of approximately $2.5 million. In 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $6.5 million in cash provided by continuing operations and an increase in long-term debt of approximately $5.5 million.

Credit Agreement

     On September 30, 1996, the Company entered into a $25 million revolving line of credit with NationsBank, N.A. (the "1996 Credit Agreement"), with provisions to convert up to $17.5 million of the line of credit to term loans. The terms of the agreement called for the Company to pay interest on a graduated scale based on NationsBank, N.A.'s Corporate Base Rate ("CBR"), which was 8.50% on December 31, 1997. The interest rate was indexed based on the Company's ratio of funded debt to EBITDA as defined in the 1996 Credit Agreement and adjusted based on market interest rates for CBR and LIBOR. The maturity date of the revolving portion of the credit facility was September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility was scheduled to be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003.

     In connection with the CCI Acquisition, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on the 1996 Credit Agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

     The loans outstanding under the Term Loan Facility and the Revolving Credit Facility (the "Senior Indebtedness") bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of March 24, 1998, the interest rates on the Term Loan Facility and on a $2.0 million and an $8.0 million note outstanding under the Revolving Credit Facility were 8.38%, 9.75% and 8.44%, respectively.

     Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments, the first three of which (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the first three calendar quarters commencing with the quarter ending June 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of March 31, 1998, $110.0 million in outstanding principal amount had been borrowed under the Term Loan Facility and $10.0 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

     Loans under the Term Loan Facility and the Revolving Credit Facility may be prepaid at any time and are subject to certain mandatory prepayments in an amount equal to (i) 100% of the net proceeds in excess of $1.0 million received from the issuance of equity by the Company or its subsidiaries, (ii) 100% of the net proceeds from certain asset sales in excess of $0.5 million in any calendar year and (iii) 50% (75% for the Company's 1998 fiscal year) of the Company's Excess

Cash Flow (as defined in the 1998 Credit Agreement) if the ratio of its Funded Debt to EBITDA as of the last day of the fiscal year is less than 2.5 to 1.0. It is expected that the Company will pay to the Senior Lenders 100% of the net proceeds from the Offering described herein as a permanent reduction in the principal amount of Senior Indebtedness. Prepayments under the Revolving Loan Facility will be applied first to reduce Base Rate loans until they are reduced to zero and then to reduce LIBOR loans.

     The Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and certain of the direct and indirect subsidiaries of the Company. The 1998 Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for similar financings.

     The Company believes that cash generated from operations and available borrowings under the credit facility will be sufficient to fund the Company's foreseeable cash requirements, including capital expenditures. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

Impact of Inflation

     Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

     The Company's revenues from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones and type of location. Because many of the Company's payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where they are located. Most of the Company's payphones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its payphones may in the future result in different seasonal variations in the Company's results.

Year 2000 Issue

     Many existing computer programs, including those used by the Company in its operations, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This potential problem is often referred to as the "Year 2000 issue." The Company has undertaken a thorough analysis of the costs of addressing the Year 2000 issue and of the consequences of an incomplete or untimely resolution of the Year 2000 issue and determined that such costs are not likely to have a material effect on the Company's future financial results. In addition, while the Company has not completed its analysis of the measures taken by its key suppliers to address the Year 2000 issue, the Company is not aware of any key supplier whose lack of preparedness to address the Year 2000 issue could have a material effect on the Company's future financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

                                                                   PAGE NUMBERS
                                                                   ------------

         Independent Auditors' Report of Arthur Andersen LLP
          for the year ended December 31, 1997                           35

         Independent Auditors' Report of Kerber, Eck & Braeckel
          LLP for the years ended December 31, 1996 and 1995             36

         Consolidated Balance Sheets for December 31,
          1997 and 1996                                                  37

         Consolidated Statements of Income for the years
          ended December 31, 1997, 1996 and 1995                         38

         Consolidated Statements of Shareholders'
          Equity for the years ended December 31,
          1997, 1996 and 1995                                            39

         Consolidated Statements of Cash Flows for
          the years ended December 31, 1997, 1996 and 1995               40

         Notes to Consolidated Financial Statements                      41



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 1997.

     On January 30, 1998, the Company filed a Current Report on Form 8-K to report that it had engaged Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1997. The Registrant informed its previous independent accountants, Kerber, Eck & Braeckel LLP of its dismissal on January 26, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Davel Communications Group, Inc.:


We have audited the accompanying consolidated balance sheet of Davel Communications Group, Inc. (an Illinois corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications Group, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


St. Louis, Missouri,
 March 6, 1998

                         Independent Auditors' Report
                         ----------------------------


Board of Directors and Shareholders
Davel Communications Group, Inc.


  We have audited the accompanying consolidated balance sheet of Davel Communications Group, Inc. (an Illinois corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications Group, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



KERBER, ECK & BRAECKEL LLP



Springfield, Illinois
 March 14, 1997

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

            CONSOLIDATED BALANCE SHEETS  DECEMBER 31, 1997 AND 1996
            -------------------------------------------------------
                (In thousands, except per share and share data)

                                                                                               1997         1996
                                                                                            -----------  -----------
                                                       ASSETS
                                                       ------
CURRENT ASSETS:
 Cash and cash equivalents                                                                      $ 2,567      $ 4,630
 Trade accounts receivable, net of allowance for doubtful accounts of $185 and $154,
  respectively                                                                                    9,105        6,079

 Note receivable                                                                                  2,536        2,301
 Other current assets                                                                               702        1,745
                                                                                                -------      -------
      Total current assets                                                                       14,910       14,755

PROPERTY AND EQUIPMENT                                                                           36,738       28,418

OTHER ASSETS                                                                                      1,310          689
                                                                                                -------      -------
      Total assets                                                                              $52,958      $43,862
                                                                                                =======      =======

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                                                           $ 1,501      $    69
 Accounts payable                                                                                 1,257        1,044
 Accrued liabilities                                                                              1,832        1,512
                                                                                                -------      -------
      Total current liabilities                                                                   4,590        2,625
                                                                                                -------      -------

LONG-TERM DEBT                                                                                    6,801        5,726
                                                                                                -------      -------

DEFERRED INCOME TAXES                                                                             3,597        2,576
                                                                                                -------      -------
SHAREHOLDERS' EQUITY:
 Preferred stock - $.01 par value, 1,000,000 shares authorized but unissued                           -            -
 Common stock - $.01 par value, 10,000,000 shares authorized, 4,629,323 and 4,581,269
  shares issued and outstanding, respectively                                                        46           46

 Additional paid-in capital                                                                      20,685       19,912
 Retained earnings                                                                               17,239       12,977
                                                                                                -------      -------
      Total shareholders' equity                                                                 37,970       32,935
                                                                                                -------      -------
      Total liabilities and shareholders' equity                                                $52,958      $43,862
                                                                                                =======      =======


      The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                (In thousands, except per share and share data)

                                                                                  1997            1996            1995
                                                                               -----------     -----------     -----------
REVENUES:
 Coin calls                                                                     $   25,211      $   18,560      $   14,357
 Non-coin calls                                                                     22,955          18,413          17,473
                                                                                 ---------       ---------       ---------
      Total revenues                                                                48,166          36,973          31,830
                                                                                 ---------       ---------       ---------
COSTS AND EXPENSES:
 Telephone charges                                                                   9,576           7,501           6,076
 Commissions                                                                         6,202           6,286           4,968
 Service, maintenance and network costs                                             10,685           8,546           7,371
 Selling, general and administrative                                                15,004           9,388           7,269
                                                                                 ---------       ---------       ---------
      Total operating costs and expenses                                            41,467          31,721          25,684
                                                                                 ---------       ---------       ---------
      Operating profit                                                               6,699           5,252           6,146

INTEREST EXPENSE                                                                      (475)           (289)            (48)

OTHER                                                                                  497             100             125
                                                                                 ---------       ---------       ---------
      Income from continuing operations before income taxes                          6,721           5,063           6,223

PROVISION FOR INCOME TAXES                                                           2,459           1,868           2,403
                                                                                 ---------       ---------       ---------
      Net income from continuing operations                                          4,262           3,195           3,820

DISCONTINUED OPERATIONS                                                                  -             610          (2,508)
                                                                                 ---------       ---------       ---------
      Net income                                                                 $   4,262           3,805           1,312
                                                                                 =========       =========       =========

BASIC EARNINGS PER SHARE:
 Continuing operations                                                                 .93             .70             .85
                                                                                 ---------       ---------       ---------
 Discontinued operations                                                                 -             .14            (.56)
                                                                                 ---------       ---------       ---------
 Basic earnings per share                                                              .93             .84             .29
                                                                                 =========       =========       =========
DILUTED EARNINGS PER SHARE:
 Continuing operations                                                                 .90             .70             .85
                                                                                 ---------       ---------       ---------
 Discontinued operations                                                                 -             .13            (.56)
                                                                                 ---------       ---------       ---------
 Diluted earnings per share                                                            .90             .83             .29
                                                                                 =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                              4,600,725       4,513,035       4,455,000
                                                                                 =========       =========       =========

        The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                       (In thousands, except share data)



                                                           Common Stock          Additional
                                                     ------------------------      Paid-In      Retained
                                                        Shares       Amount        Capital      Earnings       Total
                                                     ------------  -----------  -------------  -----------  -----------
BALANCE, December 31, 1994                              4,455,000          $45        $18,773      $ 7,860      $26,678

 Net income for the year ended December 31, 1995
                                                                -            -              -        1,312        1,312
                                                       ----------         ----        -------      -------      -------
BALANCE, December 31, 1995                              4,455,000           45         18,773        9,172       27,990

 Stock options and warrants exercised                     126,269            1          1,139            -        1,140
 Net income for the year ended December 31, 1996
                                                                -            -              -        3,805        3,805
                                                       ----------         ----        -------      -------      -------
BALANCE, December 31, 1996                              4,581,269           46         19,912       12,977       32,935

 Stock options exercised and grants of common stock        48,054            -            773            -          773
 Net income for the year ended December 31, 1997
                                                                -            -              -        4,262        4,262
                                                       ----------         ----        -------      -------      -------
BALANCE, December 31, 1997                              4,629,323          $46        $20,685      $17,239      $37,970
                                                       ==========         ====        =======      =======      =======


        The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                 (In thousands)

                                                                                      1997           1996           1995
                                                                                    --------       --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $  4,262       $  3,805       $ 1,312
 Adjustments to reconcile net income to cash flows from operating activities-
   Gain on sale of discontinued operations                                                 -           (644)            -
   Losses from discontinued operations                                                     -             35         2,508
   Depreciation and amortization                                                       4,316          2,986         2,136
   Gain on sale of property and equipment                                               (156)            (1)           (6)
   Deferred income taxes                                                               1,021            833            45
   Nonrecurring charge                                                                     -              -           215
 Changes in assets and liabilities, net of effects from acquisition-
  Accounts receivable                                                                 (3,026)           447        (1,658)
  Note receivable                                                                       (235)             -             -
  Other assets                                                                          (422)          (358)          340
  Accounts payable                                                                       213         (1,104)          392
  Accrued liabilities                                                                    320            471          (364)
                                                                                    --------       --------       -------
      Net cash from operating activities                                               6,293          6,470         4,920

      Net cash from discontinued operations                                                -            671           355
                                                                                    --------       --------       -------
      Net cash flows from operating activities                                         6,293          7,141         5,275
                                                                                    --------       --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (4,772)        (5,663)       (6,006)
 Proceeds from sale of property and equipment                                             26              -            31
 Proceeds from sale of discontinued operations                                             -          2,654             -
 (Increase) decrease in cash value of life insurance                                      93             (9)           (6)
 Purchase of payphone assets, net of cash                                             (7,131)        (8,570)       (1,688)
                                                                                    --------       --------       -------
      Net cash flows from investing activities                                       (11,784)       (11,588)       (7,669)
                                                                                    --------       --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                         13,660          7,411             -
 Payments on long-term debt                                                          (11,005)        (1,906)          (73)
 Issuance of common stock through stock options and warrants                             773          1,139             -
                                                                                    --------       --------       -------
      Net cash flows from financing activities                                         3,428          6,644           (73)
                                                                                    --------       --------       -------
      Net (decrease) increase in cash and cash equivalents                            (2,063)         2,197        (2,467)

CASH AND CASH EQUIVALENTS, beginning of period                                         4,630          2,433         4,900
                                                                                    --------       --------       -------
CASH AND CASH EQUIVALENTS, end of period                                            $  2,567       $  4,630       $ 2,433
                                                                                    ========       ========       =======

        The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1997, 1996 AND 1995
                        --------------------------------
            (Dollars in thousands, except per share and share data)

1.  DESCRIPTION OF BUSINESS:
    ------------------------

Davel Communications Group, Inc. and Subsidiaries (the Company) operates, services and maintains a system of approximately 19,000 payphones in 36 states and provides operator services to these payphones. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 19 dispersed geographic locations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation, except as noted in Note 8.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 22% of the Company's payphones located in the state of Florida.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's financial instruments approximate their carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, were based on appropriate estimates. The value of the Company's long-term debt is estimated based on market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Property and Equipment
----------------------

Property and equipment is stated at cost and depreciation is provided over the estimated useful lives using straight-line and accelerated methods. Installed payphones and related equipment includes installation and other costs which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

Intangible and Long-Lived Assets
--------------------------------

Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 10 years.

The Company periodically evaluates the carrying amount of intangible and long-lived assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts.

Recognition of Revenue
----------------------

Revenues from coin calls and non-coin calls are recognized as calls are made. When revenue on a telephone call is recorded, an expense is also recorded for fees associated with the call.

Income Taxes
------------

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Earnings Per Share
------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128) during the year ended December 31, 1997, and all prior period earnings per share data has been presented on this basis.

Use of Estimates
----------------

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

Reclassification
----------------

Certain reclassifications have been made to conform to the 1997 presentation.

3.  DISCONTINUED OPERATIONS:
    ------------------------

Sale of Hospitality Division
----------------------------

On December 31, 1996, the Company sold its Hospitality Division, ComTel Computer Corp. (ComTel), in a stock sale agreement for approximately $5,000 (cash proceeds of $2,700 and a note receivable of $2,300). The note receivable was amended as of December 31, 1997, and has a maturity date of November 30, 1998, with a stated interest rate of 9.75% per annum. The Company holds a first security interest in the assets and common stock of ComTel. The sale resulted in a gain of $746, after tax expense of $439 and added $.16 to the 1996 net earnings per share. The Company recorded a gain from operations of $334 and a loss of $2,043, net of income taxes of $115 and $243, respectively in 1996 and 1995.

The disposal of this division is being accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows for all periods presented.

Remanufacturing Division
------------------------

During the fourth quarter of 1996, the Company committed to discontinue its remanufacturing operations. This disposition has been reported as a discontinued operation and accordingly, results of its Remanufacturing Division have been excluded from continuing operations in the consolidated statements of income and cash flows for all periods presented. The net assets of $599 have been separately classified in other current assets in the accompanying balance sheet at December 31, 1996, related to the disposal of this division. The sale resulted in a loss of $102, after a tax benefit of $63. The Company recorded losses from operations of $369 and $465, net of income tax benefits of $192 and $268, respectively in 1996 and 1995.

4.  NONRECURRING CHARGE:
    --------------------

In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". A nonrecurring charge of $2,700 related to intangible assets purchased in the April 1994 acquisition of ComTel has been included in discontinued operations. Acquired contracts with hotel and motel properties for operator services represent $2,500 of the charge, and acquired research and development costs represent the remaining $200. The Company determined the future cash flows from these impaired assets to be negligible and considered a complete write-down of the remaining intangible balances to be appropriate.

5.  ACQUISITIONS:
    -------------

During the years ended December 31, 1997 and 1996, the Company made acquisitions, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not significant. For all transactions, the purchase price was allocated to payphones and associated assets and, in some instances, noncompete agreements and goodwill. These acquisitions included a total of 2,861 and 2,767 payphones in 1997 and 1996, respectively, for purchase prices totaling $7,131 and $8,570, respectively.


6.    OTHER CURRENT ASSETS:
      ---------------------

Other assets consist of the following at December 31:

                                                   1997      1996
                                                  -----     ------

 Prepaid income taxes                             $ 126     $  805
 Discontinued operations                              -        599
 Other                                              576        341
                                                  -----     ------
      Total other current assets                  $ 702     $1,745
                                                  =====     ======

7.    PROPERTY AND EQUIPMENT:
      --------------------------------------------------------------

      Property and equipment is summarized as follows at December 31:


                                                                                                   Estimated
                                                                                                  Useful Life
                                                                          1997          1996        in Years
                                                                     ------------  ------------  --------------

Installed payphones and related equipment                               $ 44,776       $33,281               10
Vehicles and other equipment                                               1,654         1,679             5-39
                                                                        --------       -------
                                                                          46,430        34,960

Less-  Accumulated depreciation                                          (12,948)       (9,469)
                                                                        --------       -------
                                                                          33,482        25,491

Uninstalled payphone equipment                                             3,256         2,927
                                                                        --------       -------
                                                                        $ 36,738       $28,418
                                                                        ========       =======

8.  RELATED-PARTY NOTES AND TRANSACTIONS:
    -------------------------------------

Transactions With Shareholder
-----------------------------

The Company engaged in the following transactions with a shareholder.

                                                                                     1997      1996      1995
                                                                                    -----     ------    ------
Payments made for rent of commercial real estate and lease of long distance
 switching equipment                                                                 $ 196     $ 239     $ 232
                                                                                      ====      ====      ====

Payments received for providing administrative services                              $ 107     $ 122     $ 127
                                                                                      ====      ====      ====

During 1997, the Company sold a life insurance policy, a house and an airplane to Mr. David Hill (the Shareholder) who owns 50.2% of the Company's outstanding common stock. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals and the sale resulted in a gain of $273. The house and the airplane were subsequently leased back to the Company and the gain was deferred and is being recognized ratably over the term of the lease. During 1997, the Company recognized $128 of the deferred gain.

In September 1997, the Company purchased the long distance switching equipment that had previously been leased from the Shareholder. The price of $378 was the estimated fair market of the equipment based upon independent appraisals.

Intercompany Profits and Losses
-------------------------------

As the Hospitality and Remanufacturing Divisions' results of operations have been excluded from continuing operations in the consolidated statements of income for the years ended December 31, 1996 and 1995, certain intercompany transactions were not eliminated. These transactions include: a) revenue from directing call traffic from the Hospitality Division to the Company's switching equipment, b) commissions paid to the Company's Hospitality Division for directing call traffic through the Company's switching equipment, c) income from providing administrative support to the discontinued subsidiaries.

                                                                                          1996      1995
                                                                                      ----------  ----------
Revenue:
 Revenue from switching services provided to Hospitality Division                     $2,359      $1,751
                                                                                      ======      ======
Expenses:
 Commission paid to Hospitality Division                                              $1,681      $1,116
                                                                                      ======      ======
Other income:
 Administrative income                                                                $  583      $  473
                                                                                      ======      ======

The Stock Purchase Agreement for the sale of the Hospitality Division provided for a contractual relationship between the Company and the buyer for continuing use of the Company's switching equipment through December 31, 1997, at a rate structure substantially as provided during 1996.

9.    LONG-TERM DEBT:
      ---------------

Following is a summary of long-term debt as of December 31:

                                                                                           1997        1996
                                                                                          ------      ------
Term note payable to the bank at the bank's adjusted LIBOR rate (7.66% at December
 31, 1997), principal payments of $375 plus interest due quarterly beginning
 October 1, 1997, collateralized by the Company's assets
                                                                                          $7,125      $   -

Revolving Advance on bank's line of credit at the bank's corporate base rate (8.50%
 and 8.25% at December 1997 and 1996, respectively), interest due monthly with the principal due September 30, 2001, collateralized by the Company's assets
                                                                                           1,176       5,590

Notes payable to banks and others with interest rates ranging from 5.90% to 9.95%
 due at various dates ending March 1998                                                        1         205
                                                                                          ------      ------
                                                                                           8,302       5,795

Less-  Current maturities                                                                  1,501          69
                                                                                          ------      ------
                                                                                          $6,801      $5,726
                                                                                          ======      ======

Annual maturities of long-term debt are as follows:

   Year ended December 31:
    1998                                               $1,501
    1999                                                1,500
    2000                                                1,500
    2001                                                2,676
    2002                                                1,125

Effective September 30, 1996, the Company expanded the size of its revolving bank line of credit from $15 million to $25 million. This line of credit provides for the conversion of up to $17.5 million of the line of credit to term loans. The terms of the agreement call for the Company to pay interest on a graduated scale based on the bank's Corporate Base Rate (CBR). The maturity date of the revolving portion of the credit facility is September 30, 2001. Principal outstanding on each term loan under the convertible portion of the credit facility shall be payable in 12 to 20 quarterly installments with the last installment due no later than September 30, 2003.

The line of credit agreement requires, among other things, that the Company meet minimum net worth and current ratio requirements and contains certain other restrictions related to use of proceeds, compensating balances, types of investments and the assumption of additional debt.

10.  OPERATING LEASE COMMITMENTS:
     ----------------------------

The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2004. Some of the operating leases provide the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.

The annual minimum rental commitments under operating leases are as follows:

Year ended December 31:

    1998                                                       $345
    1999                                                        230
    2000                                                        127
    2001                                                        103
    2002                                                        103
    Thereafter                                                   52
                                                               ----
         Total minimum payments required                       $960
                                                               ====

Rent expense for operating leases from continuing operations for the year ended December 31, 1997, 1996 and 1995 was $364, $213 and $169, respectively.

11.  CAPITAL STOCK TRANSACTIONS:
     ---------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

Stock Options and Warrants
--------------------------

The Company maintains a Stock Option Plan and a Directors' Stock Option Plan, accounted for under APB Opinion 25. The plans provide for the grant of nonqualified options to purchase shares of common stock and outright grants of common stock. For the year 1997, 25,004 outright stock grants were issued. The Company has 55,000 warrants outstanding with an exercise price of $15.60 issued in connection with the Company's initial public offering in 1993 that are scheduled to expire in 1998.

The maximum number of shares of common stock reserved for issuance under the Stock Option Plan and the Directors' Stock Option Plan are 1,000,000 and 150,000 shares, respectively, and the maximum term of the options is five years. Generally, key employee options vest in three equal installments. Nonemployee Directors' options become fully vested upon receipt. The exercise price of each option generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1997        1996        1995
                                                              ------      ------      ------
Net earnings                             As reported          $4,262      $3,805      $1,312
                                         Pro forma            $4,150      $3,206      $1,283

Basic earnings per common share          As reported          $  .93      $  .84      $  .29
                                         Pro forma            $  .90      $  .71      $  .29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0% for all years; expected volatility of 54.0%, 32.9% and 43.4%, respectively, risk-free interest rates of 5.7%, 6.2% and 5.9%, respectively, and expected life of approximately five years.

A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below:

                                             1997                         1996                        1995
                                    -----------------------      -----------------------     -----------------------
                                                  Weighted                     Weighted                    Weighted
                                                   Average                     Average                     Average
                                                  Exercise                     Exercise                    Exercise
                                     Shares         Price         Shares        Price         Shares        Price
                                    ---------       -------      --------      ---------     -------       ---------
Outstanding at
 beginning of year                  501,900         $14.07        420,774        $12.63       414,674        $12.67
Granted                              33,700          16.02        255,000         14.66        12,000         11.88
Exercised                           (23,050)         13.60       (173,874)        12.36             -             -
Expired                              (1,000)         12.38              -             -        (5,900)        13.42
                                    --------                      -------                     -------
Outstanding at end of year
                                    511,550         $14.22        501,900        $14.07       420,774        $12.63
                                   ========         ======        =======        ======       =======        ======

Options exercisable at year-end     511,550         $14.22        276,566        $13.44       344,672        $12.61

Weighted-average fair value of
 options granted during the year                    $ 6.04                       $ 3.98                      $ 3.85


The following information applies to options outstanding at December 31, 1997:

   Number outstanding                                            511,550
   Range of exercise prices                               $9.25 - $17.00

   Weighted-average exercise price                                $14.22
   Weighted-average remaining contractual life                2.57 years


12.  EARNINGS PER SHARE:
     -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for each of the years ended December 31, 1997, 1996 and 1995.

                                                                    1997           1996           1995
                                                                  ---------      ---------      ---------
Weighted average shares outstanding                               4,600,725      4,513,035      4,455,000
Assumed exercise of options and warrants
 (treasury stock method)                                            126,016         50,557              -
                                                                  ---------      ---------      ---------
Diluted shares outstanding                                        4,726,741      4,563,592      4,455,000
                                                                  =========      =========      =========

Options to purchase 420,774 shares of common stock at a weighted average purchase price of $12.63 per share were outstanding during 1995 but were not included in the computation of diluted Earnings Per Share because the options' exercise price was greater than the average market price of the common shares.

13.  INCOME TAXES:
     -------------

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

The provision for income taxes is as follows:

                                                                                   1997       1996        1995
                                                                                  ------     ------     ------
Currently payable:
 Federal                                                                          $1,323     $  828     $1,968
 State                                                                               115        207        299
                                                                                  ------     ------     ------
                                                                                   1,438      1,035      2,267

Deferred                                                                           1,021        833        136
                                                                                  ------     ------     ------
      Income tax from continuing operations                                        2,459      1,868      2,403

Income tax expense (benefit) from discontinued operations                              -        300        (25)
                                                                                  ------     ------     ------
      Total income tax expense                                                    $2,459     $2,168     $2,378
                                                                                  ======     ======     ======

Deferred tax assets and liabilities consist of the following at December 31:

                                                                     1997                         1996
                                                          ---------------------------   --------------------------
                                                             Net            Net             Net            Net
                                                           Current       Noncurrent       Current       Noncurrent
                                                          ----------  ----------------  -----------  -------------
Assets:
 Capital loss carryforward                                   $  -          $   561          $  -          $   561
 State net operating loss and AMT carryforwards                                135
                                                                -                              -                -
 Other                                                         82               63            79               27
                                                              ---          -------           ---          -------
                                                               82              759            79              588

Liabilities:
 Depreciation                                                   -           (3,795)            -           (2,603)
                                                              ---          -------           ---          -------
      Subtotals                                                82           (3,036)           79           (2,015)

Valuation allowance                                             -             (561)            -             (561)
                                                              ---          -------           ---          -------
      Deferred taxes                                          $82          $(3,597)          $79          $(2,576)
                                                              ===          =======           ===          =======

A deferred tax asset of $561,123 has been provided for the $1.5 million of tax-basis capital loss carryover on the sale of Com Tel. A valuation allowance for 100% of this deferred tax asset has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize. As time passes, management believes it will be able to better assess the amount of tax benefit it will realize from applying this capital loss. The capital loss carryover expires December 31, 2001.

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                                                   1997         1996       1995
                                                                                  ------      ------      ------
Provision for federal income tax at the statutory rate (34%)                      $2,285      $1,722      $2,116
State income taxes, net of federal benefit                                           218         167         205
Capital losses                                                                         -         152         (49)
Other, net                                                                           (44)       (173)        131
                                                                                  ------      ------      ------
      Income taxes from continuing operations                                      2,459       1,868       2,403

Income tax expense (benefit) from discontinued operations                              -         300         (25)
                                                                                  ------      ------      ------
      Total income tax expense                                                    $2,459      $2,168      $2,378
                                                                                  ======      ======      ======

14.    401(k) PROFIT SHARING PLAN:
       ---------------------------

The Company maintains a 401(k) profit sharing plan which covers all full-time employees who meet the eligibility requirements as to age and length of service. The Company will match 50% of the participants' elective deferrals not exceeding 3% of the participants' compensation. Profit sharing expense was $53, $46 and $35 for 1997, 1996 and 1995, respectively.

15.    STATEMENT OF CASH FLOWS:
       ------------------------

Cash paid during the years ended December 31 for interest and income taxes was as follows:

                                                                                      1997       1996       1995
                                                                                     -----      -----      -----
Interest                                                                             $ 196     $  367     $  142
                                                                                     =====     ======     ======

Income tax payments                                                                  $ 312     $2,129     $2,433
                                                                                     =====     ======     ======

In 1997, noncash investing and financing transactions included the sale of certain fixed assets and a life insurance policy to the Shareholder in exchange for phone switching equipment and the assumption of two corporate loans totaling $148.

In 1996, noncash investing activities included a note receivable of $2.3 million for the sale of the Hospitality Division.

16.  PROVISION FOR DIAL-AROUND COMPENSATION:
     ---------------------------------------

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone
                     -----------------------------------------------
Reclassification and Compensation Provisions of the Telecommunications Act of
-----------------------------------------------------------------------------
1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions
----
of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers
(PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997
             -----------------------
Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through December 31, 1997, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in selling, general and administrative expenses for the year ended December 31, 1997, related to reduced dial-around compensation is approximately $1.8 million ($1.1 million net of applicable commissions and income taxes) or $0.25 per share. For the period from July 1, 1997, through October 6, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997, through October 6, 1997, is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation. If the level of fair compensation is ultimately determined to be an amount less than $0.284 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

17.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company is involved in a number of lawsuits which are incidental to its business. Management does not believe that the resolution of these lawsuits will have a material impact on the Company's financial position and results of operations.

18.  SUBSEQUENT EVENT:
     -----------------

On February 3, 1998, the Company acquired all the issued and outstanding shares of common stock, $.01 par value per share (the Common Stock) of Communications Central Inc. (CCI) (including the associated rights to purchase shares of Common Stock) at a price of $10.50 per share in cash, or approximately $70 million in the aggregate, and assumed CCI's outstanding debt of $36.4 million.

In order to finance the acquisition of CCI, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (Lenders), pursuant to which the Lenders made available to the Company an initial revolving loan commitment of $15 million and a term loan commitment of $110 million.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

Certain unaudited quarterly financial information for the year ended December 31, 1997, is as follows:


                                                                 Quarter Ended
                                             -----------------------------------------------------      Full
             1997                               March         June        September      December       Year
             ----                            ------------  -----------  -------------  ------------  -----------
Total revenues                                    $10,680      $11,969        $13,081       $12,436      $48,166
Operating profit                                    1,813        2,614            308         1,964        6,699
Net income                                          1,122        1,613            245         1,282        4,262

Net earnings per share:
 Basic                                            $  0.25      $  0.35        $  0.05       $  0.28      $  0.93
 Diluted                                          $  0.24      $  0.34        $  0.05       $  0.27      $  0.90

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on Form 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

ITEM 13.  CERTAIN TRANSACTIONS

     The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and incorporated in this Annual Report on 10-K by this reference or will be contained in an amendment to this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1.   Financial Statements

          For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Supplementary Data on Page 34.

     2.   Financial Statement Schedules

          The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

          See Index to Financial Statements and Supplementary Data on Page 34.

     3.   Exhibits

          See Exhibit Index on Page 54.

     (b)  Reports on Form 8-K.

          On December 9, 1997, the Company filed a Current Report on Form 8-K to report the execution of an Agreement and Plan of Merger (the "Merger Agreement") with Communications Central Inc. ("CCI"). On January 30, 1998, the Company filed a Current Report on Form 8-K to report that it had engaged Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1997. The Registrant informed its previous independent accountants, Kerber, Eck & Braeckel LLP of its dismissal on January 26, 1998. On February 18, 1998, the Company filed a Current Report on Form 8-K to report the consummation of the Agreement and Plan of Merger (the "Merger Agreement") with CCI.

                                 EXHIBIT INDEX


Exhibits                 Description
--------                 -----------

   3.1 Articles of Incorporation of Davel Communications Group, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-67678) dated August 20, 1993).

   3.2                   By-laws of Davel Communications Group, Inc.
                         (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31,
                         1996).

  10.1 Agreement and Plan of Merger, dated November 24, 1997, by and between Davel Communications Group, Inc., Panther Acquisition Corp. and Communications Central Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated November 24, 1997 and filed on December 9, 1997).

  21.1                   Subsidiaries of Davel Communications Group, Inc.

  27.1                   Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DAVEL COMMUNICATIONS GROUP, INC.

Date:  March 31, 1998                By:
                                         DAVID R. HILL
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signatures                               Title                     Date

 /s/ David R. Hill                 Chairman of the Board of Directors      March 30, 1998
-----------------------------
David R. Hill

 /s/ Robert D. Hill                President, Chief Executive Officer      March 30, 1998
-----------------------------      and Director
Robert D. Hill

 /s/ Michael E. Hayes              Senior Vice President, Chief            March 30, 1998
-----------------------------      Financial Officer and Director
Michael E. Hayes

/s/ Paul B. Demirdjian             Senior Vice President of                March 30, 1998
-----------------------------      Operations and Director
Paul B. Demirdjian

 /s/ Michael G. Kouri              Senior Vice President of                March 30, 1998
-----------------------------      Development and Finance and Director
Michael G. Kouri

 /s/ Theodore C. Rammelkamp, Jr.   Senior Vice President, General          March 30, 1998
-----------------------------      Counsel and Director
Theodore C. Rammelkamp, Jr.

 /s/ A. Jones Yorke                Director                                March 30, 1998
-----------------------------
A. Jones Yorke

 /s/ Glen E. Barber                Director                                March 30, 1998
-----------------------------
Glen E. Barber

 /s/ Thomas M. Vitale              Director                                March 30, 1998
-----------------------------
Thomas M. Vitale