Form 10-K/A
period 1997-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-04-30
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
(Mark one)
               x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $60,367,371. As of March 24, 1998, there were 4,647,812 shares of the registrant's Common Stock outstanding.

Documents incorporated by reference:  None

     This Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 1997 of Davel Communications Group, Inc. (the "Company"), filed on March 31, 1998, by providing that information required by items 10, 11, 12 and 13 of Form 10-K which was not included with the March 31, 1998 filing.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Company's directors and executive officers and their positions with the Company:

Name                                     Age       Position
----                                     ---       --------

David R. Hill(1)(2)                       66  Chairman of the Board

Robert D. Hill(1)                         46  President and Chief Executive
                                                Officer and Director
Paul B. Demirdjian                        37  Senior Vice President of
                                                Operations and Director
Michael E. Hayes                          40  Senior Vice President and Chief
                                                Financial Officer and Director
Michael G. Kouri                          53  Senior Vice President of
                                                Development and Finance
                                                and Director
Theodore C. Rammelkamp, Jr.(1)            53  Senior Vice President and
                                               General Counsel and Director
Glen E. Barber(3)                         48  Director
Thomas M. Vitale(2)(3)                    41  Director
A. Jones Yorke(2)(3)                      65  Director
-----------

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

     Michael G. Kouri served as a financial consultant to the Company from October 1990 through November 1993, when he was appointed Senior Vice President of Development and Finance. Since 1983 he has been Chairman of the Board and Chief Executive Officer of Elite Financial Corporation, a financial services company. Two of Elite's subsidiaries, Telco Leasing Acceptance Corporation and Eastern Payphones, Inc., specialize in the financing, operating and marketing of pay telephones.

     Theodore C. Rammelkamp, Jr. has been Senior Vice President and General Counsel of the Company since April 1994. Prior to becoming an employee of the Company, Mr. Rammelkamp was a member of the law firm of Rammelkamp, Bradney, Dahman, Kuster, Keaton, Fritsche & Lindsay, P.C. from 1979 through March 1994, serving as its managing partner from January 1991 through March 1994.

     Glen E. Barber is the founder and has been President of New Age Communications, Inc., a distributor of operator services, since 1989. Mr. Barber serves on the Board of Directors of Medical Industries of America, Inc., a provider of diagnostic and therapeutic healthcare services to the surgical and medical community, and as President and Director of the Museum of Art in Tallahassee, Florida.

     Thomas M. Vitale has been a partner in the law firm of Mayer, Brown & Platt for over five years.

     A. Jones Yorke is the Chief Executive Officer of Weatherly Securities, a registered securities dealer, and serves as Chairman of 42nd Street Development Corporation, a not-for-profit corporation. Mr. Yorke has been a financial consultant to and President of Asset Channels, Inc., an investment company, since February 1990. Mr. Yorke was Chairman of the Board of Auerbach, Pollack & Richardson, Inc., a registered securities dealer, and Auerbach Financial Group, Inc., a financial holding company, from November 1994 through November 1995.

ITEM 11.  EXECUTIVE OFFICER COMPENSATION AND BENEFITS

Executive Officer Compensation

     The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                                            Annual Compensation                               Long-Term Compensation
                              -------------------------------------------------   ---------------------------------------------
                                                                                                Securities
                                                                 Other Annual        Common     Underlying        All Other
Name and Position             Year     Salary      Bonus(1)    Compensation (2)   Stock Grants    Options      Compensation (4)
-----------------             ----   ----------   ----------   ----------------   ------------  ----------     ----------------
David R. Hill,                1997   $  400,000   $  120,000   $              -   $    100,000          (3)    $          2,250
 Chairman of the Board        1996      250,000       91,777                  -              -     200,000                2,250
                              1995      250,000       70,480                  -              -           -                2,250

Robert D. Hill,               1997   $  200,000   $   40,000   $              -   $     40,000          (3)    $          2,400
 President and Chief          1996      200,000       33,664                  -         40,000       6,000                2,250
 Executive Officer            1995      150,000       75,016                  -              -           -                2,250

Paul B. Demirdjian,           1997   $  145,000   $   29,000   $              -   $     30,000          (3)    $          2,091
 Senior Vice President        1996      145,000       30,696                  -         30,000       6,000                2,250
 of Operations                1995       90,000       90,938                  -              -           -                2,080

Michael G. Kouri,             1997   $  145,000   $   29,000   $              -   $     30,000          (3)    $          2,091
 Senior Vice President        1996      145,000       24,100                  -         30,000       6,000                2,250
 of Development               1995       85,000       88,419                  -              -           -                1,957
 and Finance

Theodore C. Rammelkamp, Jr.   1997   $  120,000   $   24,000   $              -   $     30,000          (3)    $          1,731
 Senior Vice President        1996      120,000       17,935                  -         30,000       6,000                2,069
 and General Counsel          1995       85,000       55,240                  -              -           -                1,414


(1) The company has paid (based on growth in earnings per share for the year) preliminary bonuses for 1997 at the minimum amounts potentially payable pursuant to the executive officers' employment agreements. 1997 bonus awards in excess of the minimum amounts payable are based on individual performance and are currently under review by the Compensation Committee. Final bonus amounts will be disclosed in the Company's 1998 definitive proxy materials to be filed with the Securities and Exchange Commission.

(2) Other Annual Compensation was paid in the form of perquisites and was less than the level required for reporting.

(3) 1997 stock option awards are currently under review by the Compensation Committee. Final stock option awards will be disclosed in the Company's 1998 definitive proxy materials to be filed with the Securities and Exchange Commission. No stock options have yet been awarded for 1997.

(4) All Other Compensation disclosed in this column represents the Company's contributions, both vested and not vested, to the Company's defined contribution plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    Individual Grants
                             ----------------------------------------------------------------
                                 Number of        Percent of Total    Exercise or              Potential Realizable
                             Shares Underlying     of All Options     Base Price   Expiration        Value(2)
Name                         Option Grants(1)   Granted to Employees   Per Share      Date     0%      5%      10%
---------------------------  -----------------  --------------------  -----------  ----------  --------------------
David R. Hill                        -                   -                 -           -               -
Robert D. Hill                       -                   -                 -           -               -
Paul B. Demirdjian                   -                   -                 -           -               -
Michael G. Kouri                     -                   -                 -           -               -
Theodore C. Rammelkamp, Jr.          -                   -                 -           -               -

(1) 1997 stock option awards are currently under review by the Compensation Committee. Final stock option awards will be disclosed in the Company's 1998 definitive proxy materials to be filed with the Securities and Exchange Commission.

(2) Because no stock options have yet been awarded for 1997, no potential realizable values have been calculated.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                 Number of                    Number of Shares Underlying        Value of Unexercised In-The
                              Shares Acquired    Value    Unexercised Options at Year End ($)     Money Options at Year-End
Name                            on Exercise     Realized       Exercisable/Unexercisable        Exercisable/Unexercisable (1)
---------------------------  -----------------  --------  -----------------------------------   -----------------------------
David R. Hill                        0             0                   200,000/0                        $2,075,000/$0
Robert D. Hill                       0             0                    50,000/0                           630,250/0
Paul B. Demirdjian                   0             0                    39,900/0                           504,000/0
Michael G. Kouri                     0             0                    32,800/0                           411,500/0
Theodore C. Rammelkamp, Jr.          0             0                    34,000/0                           439,000/0

(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1997, at which date the closing price of the Common Stock as quoted on the Nasdaq National Market System was at $25.50 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

Employment Agreements

     In January 1996, the Company entered into employment agreements with Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp (the "Executives"). The employment agreements provide for employment in each Executive's current position for three years. The employment agreements provide that the annual base salaries of the Executives will be $200,000 for Mr. Robert Hill, $145,000 for Mr. Demirdjian, $145,000 for Mr. Kouri and $120,000 for Mr. Rammelkamp. In September 1996, the Company entered into an employment agreement with Mr. David Hill for employment as Chairman of the Board for six years at an annual base salary of $400,000.

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

(ii) The Executive elects to terminate employment by written notice within 60 days of the date of the change in control, or

(iii) The Executive is required to move more than 100 miles from his current place of employment and the Executive elects to resign by written notice, or

(iv) The Executive is required to assume a position which requires a change in title or a diminution of responsibilities and the Executive elects to resign by written notice,

then the amount of severance pay due shall be equal to the sum of the following:

(i) salary for services performed pro-rated through the date of termination, plus

(ii) the greater of six months base compensation or the remaining base compensation due under the agreement, plus

(iii) the maximum pro-rated cash bonus payable under the terms of the agreement.

Incentive Compensation

     The Company maintains a bonus plan pursuant to which certain employees of the Company are eligible to receive annual cash bonuses in an amount within a range based upon the percentage change in earnings per share of the Company's Common Stock measured from year to year in the cases of Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp, and measured against a base year in the case of Mr. David Hill with 1996 being set as the base year. The incentive bonuses range from 5% to a maximum of 45% of the employee's base salary.

     The Company also maintains a Stock Option Plan pursuant to which employees may be granted Common Stock and options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board currently administers the Stock Option Plan. The committee determines which individuals will be granted options, the number of shares to be subject to options and other terms and conditions applicable to the grants. The employment agreements with the Executives provide that they shall receive option grants in amounts within a range based upon the percentage change in earnings per share of the Company's Common Stock measured from year to year in the cases of Messrs. Robert Hill, Demirdjian, Kouri and Rammelkamp, and measured against a base year in the case of Mr. David Hill with 1996 being set as the base year. Mr. David Hill also received a grant of options to purchase 200,000 shares of the Company's Common Stock upon the signing of his employment agreement.

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

Compensation of Directors

     Through December 31, 1995, the Company did not pay cash compensation for service as directors. In 1996, the Company began paying cash compensation to directors who are not employees of the Company in the amount of $2,500 per meeting. In April 1998, the Company's Board of Directors approved a resolution to eliminate the per-meeting payment and begin paying (effective as of the date of the 1998 annual meeting) an annual cash retainer to directors who are not employees of the Company in the amount of $20,000.

     Directors of the Company who are not employees of the Company are also reimbursed for their out-of-pocket expenses associated with attending meetings of the Board of Directors and committees and are eligible to receive options granted pursuant to the Company's Directors' Stock Option Plan.

     The Company also provides Mr. Yorke with individual health insurance coverage and Mr. Barber with family health insurance coverage.

Compliance with Section 16 of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act generally requires the officers and directors of a public company, and persons who own more than ten percent of a registered class of a public company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, or upon written representations obtained from certain reporting persons, the Company believes that, during 1997, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with.

Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee are Messrs. Vitale, Yorke and Barber. No member of the Compensation Committee was at any time during 1997, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Act.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Common Stock by Directors and Executive Officers

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 28, 1998 by each director, each of the executive officers of the Company named on the Summary Compensation Table and by all executive officers and directors as a group.

                                              Number of
                                         Shares Beneficially  Percentage
Name                                            Owned          of Class
----                                     -------------------  ----------

David R. Hill...........................   2,551,533/(1)/         50.3%
Robert D. Hill..........................      55,336/(2)/          1.1%
Paul B. Demirdjian......................      36,526/(3)/           *
Michael G. Kouri........................      29,126/(4)/           *
Michael E. Hayes........................      19,950/(5)/           *
Theodore C. Rammelkamp, Jr..............      35,568/(6)/           *
Glen E. Barber........................        12,000/(7)/           *
Thomas M. Vitale........................      20,000/(8)/           *
A. Jones Yorke..........................      33,000/(9)/           *
Executive officers and directors
  as a group (9 persons)................   2,793,039/(10)/        55.0%

---------------
     * Less than 1%
(1) Includes 200,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(2) Includes 50,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(3) Includes 34,550 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(4) Includes 27,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(5) Includes 17,900 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(6) Includes 8,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 26,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(7) Includes 12,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.
(8) Includes 20,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.
(9) Includes 20,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 10,000 shares that could be acquired upon the exercise of a warrant.
(10) Includes 425,900 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan, the Directors' Stock Option Plan and a warrant.

Ownership of Common Stock by Certain Beneficial Owners

     Based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Exchange Act, the following table sets forth as of April 28, 1998 certain information with respect to the number of shares of Common Stock beneficially owned by each person or entity that beneficially owns (directly or together with affiliates) more than 5% of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

                                        Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership   Percent
------------------------------------    --------------------   -------

David R. Hill
c/o Davel Communications Group, Inc.
1429 Massaro Boulevard
Tampa, FL 33619.......................      2,551,533(1)        50.3%

FMR Corp.
82 Devonshire Street
Boston, MA 02109......................        401,500(2)         7.9%

Goldman, Sachs & Co. and
  The Goldman Sachs Group, L.P.
85 Broad Street
New York, NY 10004....................        432,800(3)         8.5%

Grandview Partners, L.P.
1 Financial Center, Suite 1600
Boston, MA 02111......................        278,500(4)         5.5%
----------

(1) According to a Statement on Form 5 dated February 13, 1998 and filed with the Securities and Exchange Commission (the "Commission"), the beneficial owner of such shares reported that it has sole voting power with respect to 2,303,384 of such shares and sole dispositive power with respect to 2,303,384 of such shares.

(2) According to a Statement on Schedule 13G dated February 14, 1998 and filed with the Commission, the beneficial owner of such shares reported that it has sole voting power with respect to 401,500 of such shares and sole dispositive power with respect to 401,500 of such shares.

(3) According to a Statement on Schedule 13G jointly filed with the Commission for the period ending December 31, 1997, each beneficial owner of such shares reported that it has shared voting power with respect to 295,700 of such shares and shared dispositive power with respect to 432,800 of such shares.

(4) According to a Statement on Schedule 13D dated August 22, 1995 and filed with the Commission, the beneficial owner of such shares reported that it has sole voting power with respect to 278,500 of such shares and sole dispositive power with respect to 278,500 of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company leases approximately 30,750 square feet of office, manufacturing and warehousing space in Jacksonville, Illinois from Mr. David Hill who has beneficial ownership of 50.3% of the Company's outstanding common stock. In June 1993, the Company and Mr. Hill entered into four leases, each with a ten-year term expiring on June 30, 2003. The leases provide for annual rents for such space aggregating $91,320. The Company believes that the terms of these leases are at least as favorable to the Company as those that could have been obtained from unrelated parties at the time they were entered into.

     During 1997, the Company sold a life insurance policy, a house and an airplane to Mr. Hill. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals and the sale resulted in a gain of approximately $273,000. The house and the airplane were subsequently leased back to the Company and the gain was deferred and is being recognized ratably over the term of the lease. During 1997, the Company recognized approximately $128,000 of the deferred gain.

     The Company leased its long distance switching equipment in Tampa, Florida from Mr. Hill pursuant to an equipment lease with a term of five years commencing July 1993 and a monthly lease payment of $9,960. In September 1997, the Company purchased the long distance switching equipment for a price of $378,000. The price was the estimated fair market of the equipment based upon independent appraisals obtained by the Company.

     Certain employees of the Company devote a portion of their time to businesses (other than the Company) owned by Mr. Hill. Mr. Hill's businesses regularly reimburse the Company for an allocation of the salary and other costs of these employees computed in proportion to the time spent by these employees on other businesses owned by Mr. Hill compared to time spent on Company business. In 1997, the Company was reimbursed approximately $107,000 for these services. The remaining balance due to the Company as of December 31, 1997 for these services was $1,026.

     Mayer, Brown & Platt provides legal advice to the Company. Mr. Thomas M. Vitale, a director of the Company, is a partner at Mayer, Brown & Platt.

     Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DAVEL COMMUNICATIONS GROUP, INC.


Date:  April 30, 1998                  By:      /s/  Michael E. Hayes
                                           -------------------------------------
                                                     Michael E. Hayes
                                                Senior Vice President and
                                                 Chief Financial Officer