Form 10-Q
period 1998-03-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-05-15
CIK 911016

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


    For Quarter Ended: March 31, 1998      Commission File Number: 0-22610


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



                  1429 MASSARO BOULEVARD, TAMPA, FLORIDA 33619
                  --------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                 Registrant's telephone number:  (813) 623-3545

                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes      No
                                    ---      ---

As of May 14, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,647,809.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                (In thousands, except per share and share data)


                                                                               March 31      December 31
                                    ASSETS                                       1998           1997
                                                                             -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                                                  $     8,091     $     2,567
  Trade accounts receivables, net of allowance
     for doubtful accounts of $5,474 and $185,
     respectively                                                                 19,717           9,105
  Note receivable                                                                  2,362           2,536
  Other current assets                                                             2,011             702
                                                                             -----------     -----------

          Total current assets                                                    32,181          14,910

PROPERTY AND EQUIPMENT                                                            84,634          36,738

OTHER ASSETS                                                                      64,124           1,310
                                                                             -----------     -----------
          Total assets                                                       $   180,939     $    52,958
                                                                             ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                       $    11,200     $     1,501
  Accounts payable                                                                 3,637           1,257
  Accrued liabilities                                                              8,335           1,832
                                                                             -----------     -----------
          Total current liabilities                                               23,172           4,590

LONG-TERM DEBT                                                                   110,932           6,801

DEFERRED INCOME TAXES                                                              9,866           3,597

SHAREHOLDERS' EQUITY
  Preferred stock - $.01 par value, 1,000,000 shares
     authorized but unissued                                                           -               -
  Common stock - $.01 par value, 10,000,000 shares
     authorized, 4,647,809 and 4,629,323 shares issued
     and outstanding, respectively                                                    46              46
  Additional paid-in capital                                                      21,018          20,685
  Retained earnings                                                               15,905          17,239
                                                                             -----------     -----------
          Total shareholders' equity                                              36,969          37,970
                                                                             -----------     -----------
          Total liabilities and shareholders' equity                         $   180,939     $    52,958
                                                                             ===========     ===========

     The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      FOR THE THREE MONTHS ENDED MARCH 31

                (In thousands, except per share and share data)



                                                             1998             1997
                                                             ----             ----
Revenues
  Coin calls                                              $   11,536       $    5,371
  Non-coin calls                                               7,767            5,308
                                                          ----------       ----------
     Total revenues                                           19,303           10,679

Costs and expenses
  Telephone charges                                            4,513            2,251
  Commissions                                                  3,137            1,311
  Service, maintenance and network costs                       4,149            2,297
  Restructuring costs                                            825              --
  Selling, general and administrative                          7,522            3,008
                                                          ----------       ----------
     Total operating costs and expenses                       20,146            8,867
                                                          ----------       ----------
     Operating profit (loss)                                    (843)           1,812

Interest expense                                              (1,647)             (78)

Other                                                            163               73
                                                          ----------       ----------
     Income (loss) from operations before income taxes        (2,327)           1,807

Provision for income taxes                                      (993)             685
                                                          ----------       ----------
     Net income (loss)                                    $   (1,334)      $    1,122
                                                          ==========       ==========
Basic earnings (loss) per share                           $      (29)      $       25
                                                          ==========       ==========
Diluted earnings (loss) per share                         $      (29)      $       24
                                                          ==========       ==========
Weighted average shares outstanding                        4,641,584        4,581,269
                                                          ==========       ==========

       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                      FOR THE THREE MONTHS ENDED MARCH 31

                                (In thousands)



                                                                     1998               1997
                                                                   ---------          --------
Cash flows from operating activities
  Net income (loss)                                                $  (1,334)         $  1,122
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities:
     Gain on sale of property and equipment                              (18)               (4)
     Depreciation and amortization                                     3,216               913
     Deferred income taxes                                               (46)              199
     Restructuring charge                                                825               --
  Changes in assets and liabilities, net of
    effects from acquisitions
     Accounts receivable                                              (2,303)           (1,745)
     Note receivable                                                     (39)              --
     Other assets                                                        313               359
     Accounts payable                                                   (231)             (201)
     Accrued liabilities                                                (102)              295
                                                                   ---------          --------
          Net cash flows from operating activities                       281               938

Cash flows from investing activities
  Capital expenditures                                                (1,169)           (2,056)
  Proceeds from sale of property and equipment                            42                14
  Decrease in net assets of discontinued operations                      --                599
  (Increase) decrease in cash value of life insurance                    --                 (1)
  Increase in other investing assets                                     --                (28)
  Purchase of Communications Central Inc., net of cash acquired     (105,208)              --
                                                                   ---------          --------
          Net cash flows from investing activities                  (106,335)           (1,472)

Cash flows from financing activities
  Long-term debt financing                                           120,700               --
  Payments on long-term debt                                          (9,270)           (3,094)
  Issuance of common stock through stock options and warrants            148               --
                                                                   ---------          --------
          Net cash flows from financing activities                   111,578            (3,094)
                                                                   ---------          --------
          Net (decrease) increase in cash and
            cash equivalents                                           5,524            (3,628)

Cash and cash equivalents, beginning of period                         2,567             4,669
                                                                   ---------          --------
Cash and cash equivalents, end of period                           $   8,901          $  1,041
                                                                   =========          ========


       The accompanying notes are an integral part of these statements.

               Davel Communications Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.


1. DESCRIPTION OF BUSINESS
   -----------------------

Davel Communications Group, Inc. and its Subsidiaries taken as a whole (the "Company") owns and operates a network of approximately 38,500 payphones in 36 states and the District of Columbia and provides operator services to these payphones through its long-distance switching equipment and through contractual relationships with various long-distance companies. The Company's payphones can accept coins as payment for local and long-distance calls and process non-coin calls, including calling card, credit card and third-party billed calls. The Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and other locations which typically have a high demand for payphone service.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Earnings Per Share
------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128) during the three months ended December 31, 1997, and all prior period earnings per share data has been presented on this basis.

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


3. LINE-OF-CREDIT
   --------------

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

In connection with the acquisition of Communications Central Inc., the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on the 1996 Credit Agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of May 14, 1998, the interest rates on the Term Loan Facility and on a $1.4 million and an $8.0 million note outstanding under the Revolving Credit Facility were 8.47%, 9.75% and 8.44%, respectively.

Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments, the first three of which (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the first three calendar quarters commencing with the quarter ending June 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of May 14, 1998, $110.0 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.5 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

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

As of March 31, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 5.00 to 1. The Company has been granted a waiver of this requirement by the Lenders through June 29, 1998. The Company and the Lenders have also agreed to amend the 1998 Credit Agreement by extending the deadline for delivery of certain documents which were not available for delivery to the Lenders by the original due dates.

4. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

Cash paid for interest and income taxes for the three month periods ended March 31, 1998 and 1997 was as follows:

                            1998       1997
                            ----       ----

    Interest              $404,832   $77,854
    Income taxes          $196,407   $17,557



5. PROVISION FOR DIAL-AROUND COMPENSATION
   --------------------------------------

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers
(PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through March 31, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

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

While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. Various parties have appealed certain aspects of the 1997 payphone Order to the Court of Appeals for the District of Columbia. The issues being appealed include, but are not limited to, the costs included or excluded in the FCC's determination of the appropriate per-call dial-around compensation rate. If the level of fair compensation is ultimately determined to be an amount less than $0.284 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

On April 3, 1998, the FCC issued a Memorandum Opinion and Order (the "1998 Payphone Order") which was made immediately effective. The 1998 Payphone Order granted IXCs a waiver of dial-around compensation requirements to enable them to pay per-phone compensation in lieu of per-call payments for dial-around calls when payphone-specific coding digits are not available to track the calls as being generated from a payphone. Payphones that are capable of providing such digits were determined to receive compensation at a rate of $0.284 per call. For payphones that cannot provide specific coding digits, the FCC stated that a flat-rate, per-phone payment must be made by calculating the average monthly number of dial-around calls received from Regional Bell Operating Company ("RBOC") payphones that can provide the coding digits. The average number of RBOC payphones providing coding digits as of the first of each month will be added together for the months of October 1997 through March 1998 and divided by six to calculate an average number of RBOC payphones. The average number of calls per month is then divided by the average number of phones per month to arrive at an average call volume from RBOC payphones. This average multiplied by $0.284 determines the amount of monthly flat-rate, per-phone compensation for payphones that cannot supply payphone-specific coding digits. A six-month average will be used to calculate such compensation amounts for the fourth quarter of 1997 and first quarter 1998 payments. Beginning in the second quarter of 1998, the individual monthly average will be used for the month in which compensation is payable.

The FCC further determined that this weighted call average for per-phone compensation was too high for payphones in non-equal access areas or small to mid-sized LEC territories where payphone-specific coding digits are not currently available and the LEC is precluded recovery of the upgrade cost. In these areas, payers were ordered to compensate PSPs based on the weighted average of call volumes submitted on the record. Based on data from only two companies, the FCC found that 16 calls per payphone per month was the appropriate compensation level. However, the FCC invited parties to submit additional information to enable it to further evaluate its tentative conclusions.

At this time, the Company is not able to quantify either the amount of per-phone compensation where digits are not provided, the number of its payphones served by non-equal access switches, or the number of equal access switches in small and mid-sized LEC territories. Under the 1998 Payphone Order, for each such payphone served by a non-equal access switch or in a small or mid-sized LEC territory, the Company could experience a reduction in dial-around compensation. Based on currently available information, the Company believes that the number of such payphones is less than 3% of its payphone base and any related reduction would not have a material adverse effect on its financial condition. Further, upon the FCC's review of additional data and reconsideration of the 1998 Payphone Order, the compensation methodologies described above could be revised.

The FCC provided that the 1998 Payphone Order was applicable only to the period beginning October 7, 1997 and not to the period November 6, 1996 to October 6, 1997.

The FCC indicated that issues related to this period would be addressed in a subsequent order.


6.  COMPREHENSIVE INCOME
    --------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the periods ended March 31, 1998 and 1997, comprehensive income equals net income.


7.  EARNINGS PER SHARE:
    -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997.

                                                        1998         1997
                                                        ----         ----
Weighted average shares outstanding                   4,641,584    4,581,269
Assumed exercise of options and warrants
 (treasury stock method)                                134,442       69,203

                                                      ---------    ---------
Diluted shares outstanding                            4,776,026    4,650,472
                                                      =========    =========

Options to purchase 500,350 shares of common stock at a weighted average purchase price of $14.22 per share were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted earnings per share because the effect of the exercise of the options would be anti-dilutive.


8.  SUBSEQUENT EVENTS
    -----------------

On April 22, 1998, the Company adopted a shareholder rights plan pursuant to a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agreement"). Pursuant to the Rights Agreement, the Company declared a dividend to holders of record of the Common Stock as of May 4, 1998 of one right per share of Common Stock. Each right is exercisable for one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $100. The rights contain provisions which are intended to protect the Company's shareholders in the event of an unsolicited attempt to acquire the Company at an unfair price.

On May 14, 1998, the Company signed an agreement with an affiliate of Equity Group Investments, Inc. ("EGI"), a privately-held investment company in which the EGI affiliate will invest $28 million in the Company as payment for 1.0 million shares of newly issued common stock and warrants to purchase an additional 218,750 shares of common stock, which will be exercisable at a price of $32.00 per share. The transaction is expected to be consummated following a shareholder vote at the Company's 1998 annual stockholders' meeting. The Company intends to use the net proceeds of the sale to prepay a portion of its credit facility.

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


General

     During the first quarter of 1998, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives non-coin revenue from certain LECs for intraLATA non-coin calls.

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

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

Dial Around Compensation

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers
(PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through March 31, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

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

     While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. Various parties have appealed certain aspects of the 1997 payphone Order to the Court of Appeals for the District of Columbia. The issues being appealed include, but are not limited to, the costs included or excluded in the FCC's determination of the appropriate per-call dial-around compensation rate. If the level of fair compensation is ultimately determined to be an amount less than $0.284 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

     On April 3, 1998, the FCC issued a Memorandum Opinion and Order (the "1998 Payphone Order") which was made immediately effective. The 1998 Payphone Order granted IXCs a waiver of dial-around compensation requirements to enable them to pay per-phone compensation in lieu of per-call payments for dial-around calls when payphone-specific coding digits are not available to track the calls as being generated from a payphone. Payphones that are capable of providing such digits were determined to receive compensation at a rate of $0.284 per call. For payphones that cannot provide specific coding digits, the FCC stated that a flat-rate, per-phone payment must be made by calculating the average monthly number of dial-around calls received from Regional Bell Operating Company ("RBOC") payphones that can provide the coding digits. The average number of RBOC payphones providing coding digits as of the first of each month will be added together for the months of October 1997 through March 1998 and divided by six to calculate an average number of RBOC payphones. The average number of calls per month is then divided by the average number of phones per month to arrive at an average call volume from RBOC payphones. This average multiplied by $0.284 determines the amount of monthly flat-rate, per-phone compensation for payphones that cannot supply payphone-specific coding digits. A six-month average will be used to calculate such compensation amounts for the fourth quarter of 1997 and first quarter 1998 payments. Beginning in the second quarter of 1998, the individual monthly average will be used for the month in which compensation is payable.

     The FCC further determined that this weighted call average for per-phone compensation was too high for payphones in non-equal access areas or small to mid-sized LEC territories where payphone-specific coding digits are not currently available and the LEC is precluded recovery of the upgrade cost. In these areas, payers were ordered to compensate PSPs based on the weighted average of call volumes submitted on the record. Based on data from only two companies, the FCC found that 16 calls per payphone per month was the appropriate compensation level. However, the FCC invited parties to submit additional information to enable it to further evaluate its tentative conclusions.

     At this time, the Company is not able to quantify either the amount of per-phone compensation where digits are not provided, the number of its payphones served by non-equal access switches, or the number of equal access switches in small and mid-sized LEC territories. Under the 1998 Payphone Order, for each such payphone served by a non-equal access switch or in a small or mid-sized LEC territory, the Company could experience a reduction in dial-around compensation. Based on currently available information, the Company believes that the number of such payphones is less than 3% of its payphone base and any related reduction would not have a material adverse effect on its financial condition. Further, upon the FCC's review of additional data and reconsideration of the 1998 Payphone Order, the compensation methodologies described above could be revised.

     The FCC provided that the 1998 Payphone Order was applicable only to the period beginning October 7, 1997 and not to the period November 6, 1996 to October 6, 1997. The FCC indicated that issues related to this period would be addressed in a subsequent order.

     The payment levels for dial-around calls prescribed in the 1996, 1997 and 1998 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act. However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (ii) the resolution of the legal appeals by both the IXCs and representatives of the PSPs of various aspects of the 1997 Payphone Order, (iii) the possibility of other litigation seeking to modify or overturn the 1997 Payphone Order or portions thereof, (iv) pending litigation in the Federal courts concerning the constitutionality or validity of the 1996 Telecommunications Act, and (v) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     For the three months ended March 31, 1998, total revenues increased approximately $8.6 million, or 80.7%, from approximately $10.7 million in the three months ended March 31, 1997 to approximately $19.3 million in the same period of 1998. This growth was primarily attributable to an increase from 15,554 payphones on March 31, 1997 to 38,588 payphones on March 31, 1998, an increase of 23,034 payphones or 148.1%. The increase in the number of installed payphones was due primarily to the acquisition of Communications Central Inc. on February 3, 1998 (the "CCI Acquisition"), which added approximately 19,500 payphones to the Company's network. During 1997 and the first quarter of 1998, the Company also added 2,861 payphones to its network through other acquisitions, and approximately 700 payphones through internal sales growth, net of removals.

     Coin call revenues increased approximately $6.2 million, or 114.8%, increasing from approximately $5.4 million in the first quarter of 1997, to approximately $11.5 million in the first quarter of 1998. The growth in coin income was driven primarily by growth in the number of installed payphones primarily due to the CCI Acquisition, other acquisitions and the installation of new payphones. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first quarter of 1998.

     Non-coin call revenues increased approximately $2.4 million or 50.1%, rising from approximately $5.3 million in the three months ended March 31, 1997, to approximately $7.7 million in the three months ended March 31, 1998. The growth in non-coin revenues was primarily due to an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the first quarter of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the first quarter of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order which was in effect during the period. Had the Company restated the three-month period ended March 31, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $400,000 higher. While non-coin call revenues increased over the prior year, the Company continued to experience lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Telephone charges rose approximately $2.2 million, or 100.4% , increasing from approximately $2.3 million in 1997 to approximately $4.5 million in the three months ended March 31, 1998. The increase was primarily due to the increase in the number of installed payphones. The Company's telephone charges increased at a slower rate than the 148.1% increase in the number of installed payphones due to more favorable contracts with Local Exchange Carriers and Competitive Local Exchange Carriers for local line access. The Company's average monthly telephone charge on a per phone basis decreased from $48.54 in 1997 to $47.14 in 1998. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions rose approximately $1.8 million, or 139.3%, increasing from approximately $1.3 million in the first quarter of 1997 to approximately $3.1 million in the three months ended March 31, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 12.3% in the three months ended March 31, 1997 to 16.3% of revenues in the first quarter of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones) as a result of the CCI Acquisition.

     Service, maintenance and network costs increased approximately $1.9 million, or 80.6%, increasing from approximately $2.3 million in the first quarter of 1997 to approximately $4.1 million in the prior year period. The increase was primarily due to the increase in the number of installed payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $48.08 in the first quarter of 1997 to $42.77 in the three months ended March 31, 1998. The decrease in service, maintenance and network costs on a per-phone basis was primarily attributable to increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from the CCI Acquisition and expansion of its installed base of payphones.

     Selling, general and administrative ("SG&A") expenses increased approximately $4.5 million, or 150.1%, from the prior year, increasing from approximately $3.0 million in 1997, to approximately $7.5 million in 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $2.3 million or 252.4%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company incurred approximately $1.7 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities, and approximately $0.5 million in additional SG&A expenses related to acquisitions made and branch office facilities opened during 1997. The Company is currently integrating its operations with the operations of CCI and will begin eliminating redundant personnel and office facilities in the second quarter of 1998. The Company also recognized a non-recurring charge of approximately $0.83 million in the first quarter of 1998 related to corporate restructuring resulting from the CCI Acquisition. The restructuring charge includes reserves of approximately $0.3 million for lease termination costs, $0.2 million for severance pay and $0.33 million for facility closing costs.

     Interest and other income increased approximately $90,000 or 123.4% in the first quarter of 1998 over the prior-year period, rising from approximately $73,000 in 1997 to approximately $163,000 in 1998. This increase resulted primarily from an increase in interest income resulting from higher cash balances in the Company's interest-bearing accounts in the first quarter of 1998 over the first quarter of 1997. Interest expense in the three months ended March 31, 1998 increased approximately $1.6 million, or 2,014.8%, compared to the prior-year period, increasing from approximately $78,000 in 1997 to approximately $1.6 million in the first quarter of 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility.

     Net income decreased approximately $2.4 million or 218.9% from the prior-year period, decreasing from net income of approximately $1.1 million, in the three months ended March 31, 1997 to a net loss of approximately $1.3 million in the first quarter of 1998. Before the effect of the non-recurring restructuring charge of approximately $1.0 million recognized in the first quarter of 1998, net income decreased approximately $2.0 million or 175.9% from the prior year period, decreasing from net income of approximately $1.1 million in the three months ended March 31, 1997 to a net loss of approximately $0.9 million in the first quarter of 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") before the effect of the restructuring charge increased approximately $0.5 million, or 17.3%, from approximately $2.7 million in the first quarter of 1997 to approximately $3.2 million in the first quarter of 1998. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

Liquidity and Capital Resources

Cash Flows

     As of March 31, 1998, the Company had a current ratio of 1.39 to 1, as compared to a current ratio of 3.25 to 1 on December 31, 1997. The decrease was primarily attributable to an increase in current maturities of long-term debt of approximately $9.7 million related to the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility.

     The Company's capital expenditures, exclusive of acquisitions, for the three months ended March 31, 1998 and 1997 were $1.1 million and $2.1 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. In the first quarter of 1998, the Company financed its capital expenditures and acquisitions primarily with approximately $0.3 million in cash provided by operating activities and an increase in long-term debt and current maturities of long term debt of approximately $120.7 million. In the first quarter of 1997, the Company financed its capital expenditures primarily with approximately $0.9 million in cash provided by operating activities.

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

     The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of May 14, 1998, the interest rates on the Term Loan Facility and on a $1.4 million and an $8.0 million note outstanding under the Revolving Credit Facility were 8.47%, 9.75% and 8.44%, respectively.

     Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments, the first three of which (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the first three calendar quarters commencing with the quarter ending June 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of May 15, 1998, $110.0 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.5 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

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

     As of March 31, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 5.00 to 1. The Company has been granted a waiver of this requirement by the Lenders through June 29, 1998. The Company and the Lenders have also agreed to amend the 1998 Credit Agreement by extending the deadline for delivery of certain documents which were not available for delivery to the Lenders by the original due dates.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K. On January 30, 1998, the Company filed a Current Report on Form 8-K to report that it had engaged Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1997. The Registrant informed its previous independent accountants, Kerber, Eck & Braeckel LLP of its dismissal on January 26, 1998. On February 18, 1998, the Company filed a Current Report on Form 8-K to report the consummation of the Agreement and Plan of Merger with CCI.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DAVEL COMMUNICATIONS GROUP, INC.


Date:  May 15, 1998      /s/ Michael E. Hayes
                         --------------------------------
                         Michael E. Hayes
                         Senior Vice President and Chief Financial Officer