Form 10-Q
period 1998-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-08-14
CIK 911016

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 1998      Commission File Number: 0-22610


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
                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes _____ No
                                    ----
As of August 13, 1998, the number of shares outstanding of the Registrant's Common Stock was 5,772,209.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                (In thousands, except per share and share data)



                                                    June 30,  December 31,
                   ASSETS                             1998       1997
                                                      ----       ----
CURRENT ASSETS
 Cash and cash equivalents......................... $ 7,435        $2,567
 Trade accounts receivable, net of allowance
  for doubtful accounts of $5,344 and $185,
  respectively.....................................  24,164         9,105
 Note receivable...................................   2,347         2,536
 Other current assets..............................   3,713           702
                                                    -------        ------
     Total current assets..........................  37,659        14,910


PROPERTY AND EQUIPMENT.............................  84,548        36,738

OTHER ASSETS.......................................  63,070         1,310
                                                   --------       -------
     Total assets..................................$185,277       $52,958
                                                   ========       =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt..............$ 16,667       $  1,501
 Accounts payable..................................   3,067          1,257
 Accrued liabilities...............................  10,428          1,832
                                                   --------       --------
     Total current liabilities.....................  30,162          4,590

LONG-TERM DEBT.....................................  80,330          6,801

DEFERRED INCOME TAXES..............................  10,267          3,597

SHAREHOLDERS' EQUITY
 Preferred stock - $.01 par value, 1,000,000 shares
  authorized but unissued..........................       -              -
 Common stock - $.01 par value, 10,000,000 shares
  authorized, 5,772,209 and 4,629,323 shares issued
  and outstanding, respectively....................      58             46
 Additional paid-in capital........................  49,191         20,685
 Retained earnings.................................  15,269         17,239
                                                   --------       --------
     Total shareholders' equity....................  64,518         37,970
                                                   --------       --------
     Total liabilities and shareholders' equity....$185,277       $ 52,958
                                                   ========       ========


 The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30

                (In thousands, except per share and share data)




                                                              1998      1997
                                                           ---------  ---------
Revenues
  Coin calls                                               $  14,896  $   6,086
  Non-coin calls                                               9,811      5,795
                                                           ---------  ---------
    Total revenues                                            24,707     11,881

Costs and expenses
  Telephone charges                                            5,363      2,318
  Commissions                                                  3,777      1,551
  Service, maintenance and network costs                       4,908      2,368
  Selling, general and administrative                          9,375      3,055
                                                           ---------  ---------
    Total operating costs and expenses                        23,423      9,292
                                                           ---------  ---------
    Operating profit                                           1,284      2,589

Interest expense                                              (2,562)       (83)

Other                                                            180         96
                                                           ---------  ---------
    Income (loss) from operations before income taxes         (1,098)     2,602

Provision for income taxes                                      (462)       989
                                                           ---------  ---------
    Net income (loss)                                      $    (636) $   1,613
                                                           =========  =========
Basic earnings (loss) per share                            $    (.14) $     .35
                                                           =========  =========
Diluted earnings (loss) per share                          $    (.14) $     .35
                                                           =========  =========
Weighted average shares outstanding                        4,672,774  4,581,269
                                                           =========  =========

         The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30

                (In thousands, except per share and share data)




                                                             1998         1997
  Revenues
   Coin calls                                             $   26,432   $   11,457
   Non-coin calls                                             17,578       11,104
                                                          ----------   ----------

       Total revenues                                         44,010       22,561

  Costs and expenses
   Telephone charges                                           9,876        4,569
   Commissions                                                 6,969        2,928
   Service, maintenance and network costs                      9,002        4,598
   Restructuring costs                                           825           --
   Selling, general and administrative                        16,898        6,064
                                                          ----------   ----------
       Total operating costs and expenses                     43,570       18,159
                                                          ----------   ----------
       Operating profit                                          440        4,402

  Interest expense                                            (4,209)        (161)

  Other                                                          343          169
                                                          ----------   ----------
       Income (loss) from operations before income taxes      (3,426)       4,410

  Provision for income taxes                                  (1,456)       1,674
                                                          ----------   ----------
       Net income (loss)                                  $   (1,970)  $    2,736
                                                          ==========   =========-
  Basic earnings (loss) per share                         $     (.42)  $      .60
                                                          ==========   ==========
  Diluted earnings (loss) per share                       $     (.42)  $      .59
                                                          ==========   ==========
  Weighted average shares outstanding                      4,657,265    4,581,269
                                                          ==========   ==========


       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30

                                (In thousands)

                                                              1998       1997
                                                              ----       ----
Cash flows from operating activities
 Net income (loss)........................................ $  (1,970)   $ 2,736
 Adjustments to reconcile net income (loss) to cash flows
  from operating activities:
   Gain on sale of property and equipment.................       (36)        (6)
   Depreciation and amortization..........................     7,456      1,896
   Deferred income taxes..................................       270        413
   Restructuring charge...................................       825          -
 Changes in assets and liabilities, net of
  effects from acquisitions
   Accounts receivable....................................    (9,172)    (3,197)
   Note receivable........................................       189          -
   Other assets...........................................    (2,461)       475
   Accounts payable.......................................     1,147        175
   Accrued liabilities....................................     3,546        260
                                                            --------    -------
     Net cash flows from operating activit................      (206)     2,752

Cash flows from investing activities
 Capital expenditures.....................................    (4,031)    (2,744)
 Proceeds from sale of property and equipment.............        51         19
 Decrease in net assets of discontinued operations........         -        599
 (Increase) decrease in cash value of life insurance......         -         (2)
 Increase in other investing assets.......................    (1,597)      (237)
 Purchase of pay telephones...............................      (215)    (6,160)
 Purchase of Communications Central Inc.,
   net of cash acquired...................................  (103,946)         -
                                                            --------    -------
     Net cash flows from investing activities.............  (109,738)    (8,525)

Cash flows from financing activities
 Long-term debt financing.................................   120,700      6,160
 Payments on long-term debt...............................   (34,405)    (3,115)
 Proceeds of sale of common stock.........................    28,517          -
                                                            --------    -------
     Net cash flows from financing activities.............   114,812      3,045
                                                            --------    -------
     Net (decrease) increase in cash
       and cash equivalents...............................     4,868     (2,728)

Cash and cash equivalents, beginning of period............     2,567      4,630
                                                            --------    -------
Cash and cash equivalents, end of period..................  $  7,435    $ 1,902
                                                            ========    =======



The accompanying notes are an integral part of these statements.

               Davel Communications Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three- and six-month periods ended June 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

1. DESCRIPTION OF BUSINESS
   -----------------------

Davel Communications Group, Inc. and its subsidiaries taken as a whole (the "Company") owns and operates a network of approximately 39,000 payphones in 36 states and the District of Columbia and provides operator services to these payphones through its long-distance switching equipment and through contractual relationships with various long-distance companies. The Company's payphones can accept coins as payment for local and long-distance calls and process non-coin calls, including calling card, credit card and third-party billed calls. The Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and other locations which typically have a high demand for payphone service.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.

Earnings Per Share
------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128) during the period ended December 31, 1997, and all prior period earnings per share data has been presented on this basis.

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

3. LINE-OF-CREDIT
   --------------

In connection with the acquisition of Communications Central Inc. on February 3, 1998 (the "CCI Acquisition"), the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on a 1996 credit agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of August 13, 1998, the interest rates on the balance of $80.2 million outstanding under the Term Loan Facility and on a $1.0 million and an $8.0 million note outstanding under the Revolving Credit Facility were 8.44%, 8.50% and 8.44%, respectively.

Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments. The first was paid on June 30, 1998 and the next two installments (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the two calendar quarters commencing with the quarter ending September 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of August 13, 1998, $80.2 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.0 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

Loans under the Term Loan Facility and the Revolving Credit Facility may be prepaid at any time and are subject to certain mandatory prepayments in an amount equal to (i) 100% of the net proceeds in excess of $1.0 million received from the issuance of equity by the Company or its subsidiaries, (ii) 100% of the net proceeds from certain asset sales in excess of $0.5 million in any calendar year and (iii) 50% (75% for the Company's 1998 fiscal year) of the Company's Excess Cash Flow (as defined in the 1998 Credit Agreement) if the ratio of its Funded Debt to EBITDA as of the last day of the fiscal year is less than 2.5 to
1.0. Prepayments under the Revolving Loan Facility will be applied first to reduce Base Rate loans until they are reduced to zero and then to reduce LIBOR loans. On June 30, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under the Term Loan Facility by $24.3 million, and by $5.5 million on August 6, 1998.

The Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and certain of the direct and indirect subsidiaries of the Company. The 1998 Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for similar financings.

On June 30, 1998, the Company and the Lenders agreed to the third amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through November 30, 1998. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders have agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increases the amount of capital expenditures allowed in the fiscal year ended December 31, 1998 from $6.0 million to $10.0 million to allow the Company to pursue additional payphone acquisitions.

4. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

Cash paid for interest and income taxes for the six month periods ended June 30, 1998 and 1997 was as follows:

                             1998        1997
                          -----------  ---------

          Interest         $3,408,522   $160,694
          Income taxes     $  192,399   $  1,865


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

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through June 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

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

6.  COMPREHENSIVE INCOME
    --------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the periods ended June 30, 1998 and 1997, comprehensive income equals net income.

7.  EARNINGS PER SHARE:
    -------------------

In accordance with SFAS 128, the following tables reconcile weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for the three month and six month periods ended June 30, 1998 and 1997.

                                                   Three months ended June 30,
                                                           1998          1997
                                                   ------------    ----------

Weighted average shares outstanding                   4,672,774     4,581,269
Assumed exercise of options and warrants
 (treasury stock method)                                128,029        88,432
                                                     ----------    ----------
Diluted shares outstanding                            4,800,803     4,669,701
                                                     ==========    ==========

                                                     Six months ended June 30,
                                                           1998          1997
                                                     ----------    ----------

Weighted average shares outstanding                   4,657,265     4,581,269
Assumed exercise of options and warrants
 (treasury stock method)                                128,029        88,432
                                                     ----------    ----------
Diluted shares outstanding                            4,785,294     4,669,701
                                                     ==========    ==========

8.  OTHER EVENTS
    ------------

On June 12, 1998, the Company announced the signing of a definitive agreement to merge with PhoneTel Technologies, Inc. ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel will receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholder approval; provided, however, that, in no event, will PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock. The transaction, which is expected to close in the fall of 1998, is subject to the approval of the shareholders of both companies and receipt of required regulatory approvals. The transaction is also subject to other conditions, including PhoneTel's redemption of its 14% PIK Preferred Stock and consummation of a cash tender offer for its 12% Senior Notes due 2006 at a price not exceeding 101% of the principal amount of the notes, pursuant to which a minimum of 80% of the aggregate outstanding principal amount of $125 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Company expects to account for the merger as a pooling of interests. PhoneTel owns a network of approximately 45,000 payphones in 42 states.

On June 30, 1998, the Company announced the closing of an investment by an affiliate of Equity Group Investments, Inc., a privately-held investment company controlled by Sam Zell. In the transaction, the Equity Group Investments affiliate invested $28 million in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 218,750 shares, which are exercisable at a price of $32.00 per share. Proceeds of the sale were used to reduce amounts outstanding under the Company's term loan facility.

On July 6, 1998, the Company announced the signing of a definitive agreement to merge with Peoples Telephone Company, Inc. ("Peoples Telephone"), based in Miami, Florida. Under the terms of the agreement, holders of common stock of Peoples Telephone will receive 0.235 shares of Company common stock for each outstanding share of Peoples Telephone common stock. The exchange ratio is fixed and not subject to adjustment. The transaction, which is intended to close in the fall of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of Peoples Telephone's convertible preferred stock into common stock and receipt by the Company of financing for, and successful consummation of, a cash tender offer for Peoples' 12 1/4% Senior Notes due 2002, pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Peoples Telephone transaction is independent of and not contingent on consummation of the Company's merger with PhoneTel.

9. NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No.133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

In April 1998, the FASB adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect adoption to have a material impact on its consolidated financial statements.

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business's pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business's operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998. The Company does not expect SFAS No. 131 to have a significant impact on its consolidated financial statements and the related disclosures.

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

General

     During the second quarter of 1998, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives non-coin revenue from certain local exchange carriers ("LECs") for intraLATA non-coin calls.

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs, competitive local exchange carriers ("CLECs") and long distance carriers for access charges and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

Other Events

     On June 12, 1998, the Company announced the signing of a definitive agreement to merge with PhoneTel Technologies, Inc. ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel will receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholder approval; provided, however, that, in no event, will PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock. The transaction, which is expected to close in the fall of 1998, is subject to the approval of the shareholders of both companies and receipt of required regulatory approvals. The transaction is also subject to other conditions, including PhoneTel's redemption of its 14% PIK Preferred Stock and consummation of a cash tender offer for its 12% Senior Notes due 2006 at a price not exceeding 101% of the principal amount of the notes, pursuant to which a minimum of 80% of the aggregate outstanding principal amount of $125 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Company expects to account for the merger as a pooling of interests. PhoneTel owns a network of approximately 45,000 payphones in 42 states.

     On June 30, 1998, the Company announced the closing of an investment by an affiliate of Equity Group Investments, Inc., a privately-held investment company controlled by Sam Zell. In the transaction, the Equity Group Investments affiliate invested $28 million in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 218,750 shares, which are exercisable at a price of $32.00 per share. Proceeds of the sale were used to reduce amounts outstanding under the Company's term loan facility.

     On July 6, 1998, the Company announced the signing of a definitive agreement to merge with Peoples Telephone Company, Inc. ("Peoples Telephone"), based in Miami, Florida. Under the terms of the agreement, holders of common stock of Peoples Telephone will receive 0.235 shares of Company common stock for each outstanding share of Peoples Telephone common stock. The exchange ratio is fixed and not subject to adjustment. The transaction, which is intended to close in the fall of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of Peoples Telephone's convertible preferred stock into common stock and receipt by the Company of financing for, and successful consummation of, a cash tender offer for Peoples' 12 1/4% Senior Notes due 2002, pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Peoples Telephone transaction is independent of and not contingent on consummation of the Company's merger with PhoneTel.

Regulatory Impact on Revenue

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, have increased rates for local coin calls from $.25 to $.35. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first six months of 1998 than experienced in the prior-year periods. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

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

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through June 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     For the three months ended June 30, 1998, total revenues increased approximately $12.8 million, or 108.0%, from approximately $11.9 million in the three months ended June 30, 1997 to approximately $24.7 million in the same period of 1998. This growth was primarily attributable to an increase from 18,173 payphones on June 30, 1997 to 38,744 payphones on June 30, 1998, an increase of 20,571 payphones or 113.2%. The increase in the number of installed payphones was due primarily to the acquisition of Communications Central Inc. on February 3, 1998 (the "CCI Acquisition"), which added approximately 19,500 payphones to the Company's network. During 1997 and the first six months of 1998, the Company also added approximately 3,000 payphones to its network through other acquisitions.

     Coin call revenues increased approximately $8.8 million, or 144.8%, from approximately $6.1 million in the second quarter of 1997 to approximately $14.9 million in the second quarter of 1998. The growth in coin income was driven primarily by growth in the number of installed payphones primarily due to the CCI Acquisition, other acquisitions and the installation of new payphones. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls in many locations from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first six months of 1998 than experienced in the prior-year periods.

     Non-coin call revenues increased approximately $4.0 million or 69.3%, rising from approximately $5.8 million in the three months ended June 30, 1997, to approximately $9.8 million in the three months ended June 30, 1998. The growth in non-coin revenues was primarily due to an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the second quarter of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the second quarter of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order which was in effect during the period. Had the Company restated the three-month period ended June 30, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $475,000 higher. While non-coin call revenues increased over the prior year, the Company continued to experience lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Telephone charges rose approximately $3.0 million, or 131.4%, from approximately $2.3 million in the second quarter of 1997 to approximately $5.4 million in the three months ended June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Due to more favorable contracts with LECs and CLECs for local line access, the Company's average monthly telephone charge on a per phone basis decreased from $47.85 in the second quarter of 1997 to $46.31 in the second quarter of 1998. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions rose approximately $2.2 million, or 143.5%, from approximately $1.4 million in the second quarter of 1997 to approximately $3.8 million in the three months ended June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 13.1% in the three months ended June 30, 1997 to 15.3% of revenues in the second quarter of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition.

     Service, maintenance and network costs increased approximately $2.4 million, or 107.3%, from approximately $2.4 million in the second quarter of 1997 to approximately $4.9 million in the three months ended June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $51.09 in the second quarter of 1997 to $42.38 in the three months ended June 30, 1998. The decrease in service, maintenance and network costs on a per-phone basis was primarily attributable to increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from the CCI Acquisition and expansion of its installed base of payphones.

     Selling, general and administrative ("SG&A") expenses increased approximately $6.3 million, or 206.9%, from the prior year, increasing from approximately $3.1 million in 1997 to approximately $9.4 million in 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $3.3 million, or 331.1%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $2.0 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities, and approximately $1.0 million in additional SG&A expenses related to acquisitions made, branch office facilities opened and increased salaries and administrative costs during the last two quarters of 1997 and the first two quarters of 1998. The Company is finalizing the integration of its operations with the operations of CCI and began eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998.

     Interest and other income increased approximately $84,000, or 87.5%, in the second quarter of 1998 over the prior-year period, rising from approximately $96,000 in 1997 to approximately $180,000 in 1998. This increase resulted primarily from an increase in interest income resulting from higher cash balances in the Company's interest-bearing accounts in the second quarter of 1998 over the second quarter of 1997. Interest expense in the three months ended June 30, 1998 increased approximately $2.5 million, or 2,986.7%, compared to the prior-year period, increasing from approximately $83,000 in 1997 to approximately $2.6 million in the second quarter of 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. On June 30, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under its credit facility by $24.3 million, and by $5.5 million on August 6, 1998.

     Net income decreased approximately $2.2 million, or 139.5%, from the prior-year period, decreasing from net income of approximately $1.6 million, in the three months ended June 30, 1997 to a net loss of approximately $636,000 in the second quarter of 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased approximately $1.9 million, or 53.5%, from approximately $3.6 million in the second quarter of 1997 to approximately $5.5 million in the second quarter of 1998. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     For the six months ended June 30, 1998, total revenues increased approximately $21.4 million, or 95.1%, from approximately $22.6 million in the six months ended June 30, 1997 to approximately $44.0 million in the same period of 1998. This growth was primarily attributable to an increase from 18,173 payphones on June 30, 1997 to 38,744 payphones on June 30, 1998, an increase of 20,571 payphones or 113.2%. The increase in the number of installed payphones was due primarily to the CCI Acquisition, which added approximately 19,500 payphones to the Company's network. During 1997 and the first six months of 1998, the Company also added approximately 3,000 payphones to its network through other acquisitions.

     Coin call revenues increased approximately $15.0 million, or 130.7%, from approximately $11.5 million in the six months ended June 30, 1997, to approximately $26.4 million in the same period of 1998. The growth in coin income was driven primarily by growth in the number of installed payphones primarily due to the CCI Acquisition, other acquisitions and the installation of new payphones. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls in many locations from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first six months of 1998.

     Non-coin call revenues increased approximately $6.5 million or 58.3%, from approximately $11.1 million in the six months ended June 30, 1997, to approximately $17.6 million in the six months ended June 30, 1998. The growth in non-coin revenues was primarily due to an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the first six months of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the first six months of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order that were in effect during the period. Had the Company restated the six-month period ended June 30, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $875,000 higher. While non-coin call revenues increased over the prior year, the Company continued to experience lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Telephone charges rose approximately $5.3 million, or 116.2%, from approximately $4.6 million in 1997 to approximately $9.9 million in the six months ended

June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Due to more favorable contracts with LECs and CLECs for local line access, the Company's average monthly telephone charge on a per phone basis decreased from $48.19 in 1997 to $46.69 in 1998. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions rose approximately $4.0 million, or 138.0%, from approximately $2.9 million in the six-month period ended June 30, 1997 to approximately $7.0 million in the same period of 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 13.0% in the six months ended June 30, 1997 to 15.8% in the first two quarters of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition.

     Service, maintenance and network costs increased approximately $4.4 million, or 95.7%, from approximately $4.6 million in the first two quarters of 1997 to approximately $9.0 million in the six months ended June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $48.50 in the first six months of 1997 to $42.55 in the six months ended June 30, 1998. The decrease in service, maintenance and network costs on a per-phone basis was primarily attributable to increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from the CCI Acquisition and expansion of its installed base of payphones.

     Selling, general and administrative ("SG&A") expenses increased approximately $10.8 million, or 178.7%, from the prior year, from approximately $6.1 million in 1997 to approximately $16.9 million in the first six months of 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $5.6 million, or 293.2%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $3.7 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities, and approximately $1.5 million in additional SG&A expenses related to acquisitions made branch office facilities opened and increased salaries and administrative costs during the last two quarters of 1997 and the first two quarters of 1998. The Company is finalizing the integration of its operations with the operations of CCI and began eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998. The Company also recognized a non-recurring charge of approximately $0.83 million in the first quarter of 1998 related to corporate restructuring resulting from the CCI Acquisition. The restructuring charge includes reserves of approximately $0.3 million for lease termination costs, $0.2 million for severance pay and $0.33 million for facility closing costs.

     Interest and other income increased approximately $174,000 or 103.0% in the six month period ended June 30, 1998 over the prior-year period, from approximately $169,000 in 1997 to approximately $343,000 in 1998. This increase resulted primarily from an increase in interest income resulting from higher cash balances in the Company's interest-bearing accounts in the first two quarters of 1998 over the same period of 1997. Interest expense in the six months ended June 30, 1998 increased approximately $4.0 million, or 2,508.7%, compared to the prior-year period, increasing from approximately $161,000 in 1997 to approximately $4.2 million in the six months ended June 30, 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. On June 30, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under its credit facility by $24.3 million, and by $5.5 million on August 6, 1998.

     Net income decreased approximately $4.7 million or 172.0% from the prior-year period, from net income of approximately $2.7 million, in the six months ended June 30, 1997 to a net loss of approximately $2.0 million in the first two quarters of 1998. Before the effect of the non-recurring restructuring charge of approximately $0.83 million recognized in the first quarter of 1998, net income decreased approximately $3.9 million or 141.8% from the prior year period, decreasing from net income of approximately $2.7 million in the six months ended June 30, 1997 to a net loss of approximately $1.1 million in the first two quarters of 1998. EBITDA before the effect of the restructuring charge increased approximately $2.4 million, or 38.5%, from approximately $6.3 million in the six months ended June 30, 1997 to approximately $8.7 million in the first six months of 1998. EBITDA is not determined in accordance with GAAP, nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations being shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry

Liquidity and Capital Resources

Cash Flows

     As of June 30, 1998, the Company had a current ratio of 1.25 to 1, as compared to a current ratio of 3.25 to 1 on December 31, 1997. The decrease was primarily attributable to an increase in current maturities of long-term debt of approximately $15.2 million related to the incurrence of indebtedness in connection with the CCI Acquisition and refinancing of the Company's existing credit facility.

     The Company's capital expenditures, exclusive of acquisitions, for the six months ended June 30, 1998 and 1997 were $4.0 million and $2.7 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. In the first two quarters of 1998, the Company financed its capital expenditures and acquisitions primarily with approximately $114.8 million in cash provided by financing activities. In the same period of 1997, the Company financed its capital expenditures primarily with approximately $2.8 million in cash provided by operating activities and approximately $3.0 million in cash provided by financing activities.

Credit Agreement

     In connection with the CCI Acquisition, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on a prior 1996 credit agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

     The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of August 13, 1998, the interest rates on the balance of $80.2 million outstanding under the Term Loan Facility and on a $1.0 million and an $8.0 million note outstanding under the Revolving Credit Facility were 8.44%, 8.50% and 8.44%, respectively.

     Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments. The first was paid on June 30, 1998 and the next two installments (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the two calendar quarters commencing with the quarter ending September 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of August 13, 1998, $80.2 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.0 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

     Loans under the Term Loan Facility and the Revolving Credit Facility may be prepaid at any time and are subject to certain mandatory prepayments in an amount equal to (i) 100% of the net proceeds in excess of $1.0 million received from the issuance of equity by the Company or its subsidiaries, (ii) 100% of the net proceeds from certain asset sales in excess of $0.5 million in any calendar year and (iii) 50% (75% for the Company's 1998 fiscal year) of the Company's Excess Cash Flow (as defined in the 1998 Credit Agreement) if the ratio of its Funded Debt to EBITDA as of the last day of the fiscal year is less than 2.5 to
1.0. Prepayments under the Revolving Loan Facility will be applied first to reduce Base Rate loans until they are reduced to zero and then to reduce LIBOR loans. On June 30, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under the Term Loan Facility by $24.3 million, and by $5.5 million on August 6, 1998.

     The Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and certain of the direct and indirect subsidiaries of the Company. The 1998 Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for similar financings.

     On June 30, 1998, the Company and the Lenders agreed to the third amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through November 30, 1998. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders have agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increases the amount of capital expenditures allowed in the fiscal year ended December 31, 1998, from $6.0 million to $10.0 million to allow the Company to pursue additional payphone acquisitions.

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

Year 2000 Issue

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibits     Item
--------     ----
2.1          Agreement and Plan of Merger and Reorganization, dated June 11,
             1998, by and among Davel Communications Group, Inc., Davel
             Holdings, Inc., D Subsidiary, Inc., PT Merger Corp. and PhoneTel
             Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on June 23, 1998).

2.2 Agreement and Plan of Merger and Reorganization, dated as of July 5, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 22, 1998).

10.1 Stock Purchase Agreement, dated May 14, 1998, by and between Davel Communications Group, Inc. and Samstock, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 23, 1998).

10.2 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 23, 1998).

10.3 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Cerberus Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 23, 1998).

10.4 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Peter Graf (incorporated by reference to
             Exhibit 10.4 to the Company's Form 8-K filed on June 23, 1998).

10.5 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. George Henry (incorporated by reference to
             Exhibit 10.5 to the Company's Form 8-K filed on June 23, 1998).

10.6 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Steven Richman (incorporated by reference to
             Exhibit 10.6 to the Company's Form 8-K filed on June 23, 1998).

10.7 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Aron Katzman (incorporated by reference to
             Exhibit 10.7 to the Company's Form 8-K filed on June 23, 1998).

10.8 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Joseph Abrams (incorporated by reference to
             Exhibit 10.8 to the Company's Form 8-K filed on June 23, 1998).

10.9 Corporate Governance, Liquidity and Voting Agreement, dated as of July 5, 1998, by and among UBS Capital II LLC, Davel Communications Group, Inc., Davel Holdings, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 22, 1998).

10.10 Termination Option Agreement, dated as of July 5, 1998, by and among Davel Communications Group, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 22, 1998).

27.1         Financial Data Schedule

(b)  Reports on Form 8-K.

On April 20 and April 21, 1998, the Company filed Current Reports on Form
8-K/A to include pro forma financial statements and exhibits in connection with the acquisition of Communications Central Inc.

On April 30, 1998, the Company filed a Current Report on Form 8-K to report that its Board of Directors had approved the adoption of a Shareholder Rights Plan which authorized the issuance of one preferred share purchase right for each outstanding share of common stock, without par value, of the Company.

On June 23, 1998, the Company filed a Current Report on Form 8-K to report the closing of an agreement with an affiliate of Equity Group Investments, Inc., a privately-held investment company controlled by Sam Zell, and to announce the signing of a definitive agreement to merge with PhoneTel Technologies, Inc., based in Cleveland, Ohio.

On July 22, 1998, the Company filed a Current Report on Form 8-K to report the signing of a definitive agreement to merge with Peoples Telephone Company, Inc., based in Miami, Florida.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DAVEL COMMUNICATIONS GROUP, INC.


Date:  August 14, 1998                         /s/ Michael E. Hayes
                                       -----------------------------------------
                                       Michael E. Hayes
                                       Senior Vice President and
                                       Chief Financial Officer