Form 10-Q/A
period 1998-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-08-18
CIK 911016

                                  FORM 10-Q/A


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

                           ------------------------

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


As of August 18, 1998, the number of shares outstanding of the Registrant's Common Stock was 5,772,209.

     This Form 10-Q/A is being filed solely for the purpose of including certain exhibits which were inadvertently omitted from the Form 10-Q of Davel Communications Group, Inc. filed on August 14, 1998.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit No.    Item
     -----------    ------------------------------------------------------------
     10.11          Investment Agreement, dated June 29, 1998, among Davel
                    Communications Group, Inc., Samstock, L.L.C. and David R.
                    Hill.

     10.12          Shareholders Agreement, dated as of June 29, 1998, among
                    Samstock, L.L.C., David R. Hill and, solely for purposes of
                    Section 2(a), 2(b), 3, 4, 6 and 8 through 19 thereof, Davel
                    Communications Group, Inc.

     10.13          Employment Agreement, dated as of June 1, 1998, between
                    Davel Communications Group, Inc. and Robert D. Hill.

     10.14          Employment Agreement, dated as of June 1, 1998, between
                    Davel Communications Group, Inc. and Theodore C. Rammelkamp,
                    Jr.

     10.15          Employment Agreement, dated as of June 1, 1998, between
                    Davel Communications Group, Inc. and Michael E. Hayes.

     10.16          Employment Agreement, dated as of June 1, 1998, between
                    Davel Communications Group, Inc. and Paul B. Demirdjian.

     10.17          Employment Agreement, dated as of June 1, 1998, between
                    Davel Communications Group, Inc. and Marlin E. Turnipseed.

     10.18          Third Amendment to Credit Agreement, dated as of July 3,
                    1998, by and among Davel Communications Group, Inc. and the lenders party thereto.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAVEL COMMUNICATIONS GROUP, INC.


Date: August 18, 1998         /s/ Michael E. Hayes
                              -------------------------------
                              Michael E. Hayes
                              Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Item
-----------    -----------------------------------------------------------------
10.11          Investment Agreement, dated June 29, 1998, among Davel
               Communications Group, Inc., Samstock, L.L.C. and David R. Hill.

10.12          Shareholders Agreement, dated as of June 29, 1998, among
               Samstock, L.L.C., David R. Hill and, solely for purposes of
               Section 2(a), 2(b), 3, 4, 6 and 8 through 19 thereof, Davel
               Communications Group, Inc.

10.13          Employment Agreement, dated as of June 1, 1998, between Davel
               Communications Group, Inc. and Robert D. Hill.

10.14          Employment Agreement, dated as of June 1, 1998, between Davel
               Communications Group, Inc. and Theodore C. Rammelkamp, Jr.

10.15          Employment Agreement, dated as of June 1, 1998, between Davel
               Communications Group, Inc. and Michael E. Hayes.

10.16          Employment Agreement, dated as of June 1, 1998, between Davel
               Communications Group, Inc. and Paul B. Demirdjian.

10.17          Employment Agreement, dated as of June 1, 1998, between Davel
               Communications Group, Inc. and Marlin E. Turnipseed.

10.18 Third Amendment to Credit Agreement, dated as of July 3, 1998, by and among Davel Communications Group, Inc. and the lenders party thereto.