Form 10-K/A
period 1997-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-09
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT No. 2
(Mark one)
          X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                               --

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

                                    PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

     Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Impact on Revenue." Readers of this Report are encouraged to read these cautionary statements carefully.

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

     Listed below is a summary of acquisitions completed by the Company during 1997 and 1996, plus the recent CCI Acquisition.

                                                                     Number of           Purchase Price
              Company                           Date                 Payphones           (In thousands)
------------------------------------    -------------------      ---------------      -----------------
Communications Central Inc.               February 1998                   19,543             $106,400.0
Tele/Data Pay Telephone                   August 1997                        183                  510.9
Blair Telephone                           June 1997                        1,255                3,867.9
Quarter Call                              June 1997                          954                2,159.8
Mid-Eastern                               April 1997                         117                  233.0
Pay Telephone America, Ltd.               November 1996                    1,008                3,500.0
Payphone Corp. of America                 July 1996                          653                1,785.3
Cottonwood Communications                 June 1996                          933                2,620.1
Suntel                                    April 1996                          70                  205.0
Capital Pay Phone Group, LLC              January 1996                       103                  271.5
All others (less than 70 phones                                              352                  547.4
 each)
                                                                 ---------------      -----------------

     Totals                                                               25,171             $122,100.9
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
                            ===================       ===================       ===================

     Most of the Company's payphones are located in proximity to one of the Company's divisional offices, from which Company employees operate and service payphones and conduct sales and marketing efforts. The following table sets forth the number of payphones operated by the Company in each state as of December 31, 1996, December 31, 1997 and March 1, 1998:

                                      December 31,             December 31,             March 1,
State                                    1996                     1997                    1998
--------------------------        -----------------        ----------------        -----------------
Alabama                                         154                     205                    1,660
Arkansas                                         27                      45                      492
Arizona                                         675                     713                      727
California                                        -                       5                        -
Colorado                                          3                       3                      398
District of Columbia                            172                     202                      267
Delaware                                         54                      78                       94
Florida                                       4,148                   4,202                    7,281
Georgia                                         606                                            2,792

                                                                655
Iowa                                    870                     760                      786
Illinois                                880                     898                    1,757
Indiana                                 202                     217                      429
Louisiana                               105                     196                      961
Kentucky                                346                     392                      636
Massachusetts                             -                       3                        3
Maryland                                513                   1,297                    1,435
Michigan                                  -                       -                      227
Minnesota                                 -                       -                      437
Missouri                                123                     147                      268
Mississippi                             850                     990                    1,876
North Carolina                        2,164                   2,361                    3,415
North Dakota                              -                       -                        5
Nebraska                                 24                      21                       20
New Hampshire                             -                       2                        2
Nevada                                    4                       3                        3
New York                                  -                      58                       64
New Jersey                                -                       -                        7
Ohio                                      -                      81                      547
Oklahoma                                  -                       -                       68
Pennsylvania                              -                   1,236                    1,665
South Carolina                        1,275                   1,338                    1,861
Tennessee                             1,006                   1,082                    3,006
Texas                                     6                       9                    2,236
Virginia                                887                   1,337                    2,638
Utah                                    187                     248                      248
Wisconsin                                 -                       7                      156
West Virginia                             -                     118                      184
                             --------------        ----------------        -----------------

     Totals                          15,281                  18,909                   38,651
                             ==============        ================        =================

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

Effect of Federal Regulation of Local Coin and Dial-Around Calls

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $1.2 million ($.7 million net of applicable commissions and income taxes). For periods beginning November 7, 1996, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 to October 6, 1997 for the interim period of flat-rate compensation is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

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

ITEM 2.  PROPERTIES

     The Company leases approximately 19,000 square feet in Tampa, Florida that includes executive office space, a divisional office for payphone operations and facilities for the assembly of payphones. The Company also leases an aggregate of approximately 33,000 square feet to house divisional offices for payphone operations in Mesa, Arizona; Miami, Florida; Jacksonville, Florida; Tallahassee, Florida; Harrisburg, Illinois; Jacksonville, Illinois; Jackson, Mississippi; Charlotte, North Carolina; Myrtle Beach, South Carolina; Atlanta, Georgia; Cedar Rapids, Iowa; Beltsville, Maryland; Jackson, Tennessee; Salt Lake City, Utah, Ebensburg, Pennsylvania and Chesapeake, Virginia. In addition, the Company's accounting, administrative and legal offices are located in approximately 10,000 square feet of office space in Jacksonville, Illinois leased from its largest shareholder (the "Shareholder"). The Company also leases 18,000 square feet of warehouse space in Jacksonville, Illinois from the Shareholder. The Company believes that these facilities are adequate to meet the Company's needs in the foreseeable future. The Company has also assumed leases for office and warehouse space in various locations related to the operations of CCI. The Company is currently evaluating its space needs related to the integration of CCI into its operations. See "Business Strategy - Integration Plan."

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

                                                                                      Year ended December 31
                                                            -----------------------------------------------------------------------
                                                                1997            1996            1995          1994          1993
                                                            -----------     -----------     ----------     ----------    ----------
                                                                              (In thousands, except per share data)
Operating Data
Revenues:
  Coin calls                                                $   25,211      $   18,560      $   14,357     $    9,916    $    6,616
Non-coin calls, net of 1997 dial-around
compensation adjustment                                         21,797          15,471          15,249         12,267         8,648

Switching services provided to
Hospitality Division                                                 -           2,359           1,751             69
Administrative support provided to discontinued
subsidiaries                                                         -             583             473            346
                                                            ----------      ----------      ----------     ----------    ----------
   Total revenues                                               47,008          36,973          31,830         22,598        15,264
Operating costs and expenses
  Telephone charges                                              9,576           7,501           6,076          4,748         3,379
  Commissions                                                    6,202           4,605           3,852          2,848         1,166
  Service, maintenance and network costs                        10,685           8,546           7,371          5,218         3,166
  Selling, general and administrative                           13,846           9,388           7,269          3,550         2,115
  Depreciation and amortization                                  4,316           2,986           1,116          1,389         1,188
Commisions paid to Hospitality Division                              -           1,681           1,116              1
                                                            ----------      ----------      ----------     ----------    ----------
   Total operating costs and expenses                           40,309          31,721          25,684         17,754        11,792
                                                            ----------      ----------      ----------     ----------    ----------
   Operating profit                                              6,699           5,252           6,146          4,844         3,472
Interest and other income                                          497             100             125            106           128
Interest (expense)                                                (475)           (289)            (48)           (31)         (302)
                                                            ----------      ----------      ----------     ----------    ----------
   Total other income (expense)                                     22             189              77             75          (174)
                                                            ----------      ----------      ----------     ----------    ----------
   Earnings from continuing operations
    before income taxes                                          6,721           5,063           6,223          4,919         3,298
Income taxes                                                     2,459           1,868           2,403          1,806         1,309
                                                            ----------      ----------      ----------     ----------    ----------
   Earnings from continuing operations                           4,262           3,195           3,820          3,113         1,989
Discontinued operations
  Gain (loss) from hospitality division operations                   -             334  (1)     (2,043)           790             -
  Gain (loss) from sales of equipment and repairs                    -            (369) (1)       (465)          (150)         (131)
  Gain on sale of hospitality division                               -             747               -              -             -
  Estimated loss on disposal                                         -            (102)              -              -             -
                                                            ----------      -----------     -----------    ----------    ----------
   Gain (loss) from discontinued operations                          -             610          (2,508)          640           (131)
                                                            ----------      -----------     ----------     ----------    ----------
   Net earnings                                             $    4,262      $    3,805      $    1,312     $    3,753    $    1,858
                                                            ==========      ===========     ==========     ==========    ==========

Basic earnings per share
   Continuing operations                                    $    0 .93      $     0.70      $     0.85     $     0.70    $     0.64
   Discontinued operations                                  $        -      $     0.14      $    (0.56)    $     0.14    $    (0.04)
   Net earnings                                             $     0.93      $     0.84      $     0.29     $     0.84    $     0.60
Fully diluted earnings per share
   Continuing operations                                    $     0.90      $     0.70      $     0.85     $     0.70    $     0.64
   Discontinued operations                                  $        -      $     0.13      $    (0.56)    $     0.14    $    (0.04)
   Net earnings                                             $     0.90      $     0.83      $     0.29     $     0.84    $     0.60
Weighted average common shares outstanding                       4,601           4,513           4,455          4,455         3,117

                                                                As of December 31
                                                                -----------------
                                                                  1997            1996            1995           1994          1993
                                                            ----------      ----------      ----------     ----------    ----------
                                                                              (in thousands)
Balance Sheet Data:
Total assets                                                $   52,958      $   43,862      $   33,328     $   33,035    $   26,169
Long Term debt, less current maturities                          6,801           5,726              85             85           266
Shareholders' equity                                            37,970          32,935          27,990         26,678        22,918


(1) Includes intangible and long-lived assets charged off related to implementation of SFAS 121

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

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). For periods beginning November 7, 1996, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 to October 6, 1997 for the interim period of flat-rate compensation is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company recorded dial-around compensation revenue of approximately $1.2 million for the period from November 7, 1996 through December 31, 1996 and approximately $8.9 for the period from January 1, 1997 through December 31, 1997.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, total revenues from continuing operations increased approximately $10.0 million or 27.1%, compared to the year ended December 31, 1996. This growth was primarily attributable to an increase from 15,281 payphones on December 31, 1996 to 18,909 payphones on December 31, 1997. Coin call revenues increased approximately $6.7 million, or 35.8%, driven primarily by an increase of approximately $5.8 million in coin call revenues resulting from the growth in the number of installed payphones and an increase of approximately $0.9 million resulting from the acquisition and installation of payphones at locations with favorable coin call traffic.

     Non-coin call revenues increased approximately $6.3 million or 40.9%. The increase in non-coin call revenues was primarily attributable to approximately $6.1 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the Telecommunications Act, which became effective in November 1996 and approximately $4.1 million in additional non-coin call revenues resulting from the growth in the number of installed payphones. Approximately $1.3 million of the increase is attributed to the terms of a Telecommunications Services Agreement (the Agreement) connected with the sale of its hospitality division (ComTel) in 1996 which called for the provision of certain long distance services to ComTel for a period of one year after the effective date of the sale. The Agreement provided that, effective January 1, 1997, gross revenues on calls carried over Old Davel's long distance network would be recorded by ComTel rather than by Old Davel as was the case in the prior period. Amounts recorded as non-coin revenues by Old Davel related to the Agreement in the year ended December 31, 1997, consisted of payments made to Old Davel for use of its long distance network rather than the gross call revenue. The gross call revenue was recorded as related party revenues in 1996 and 1995. The increase in non-coin call revenues was partially offset by the fact that during the third quarter of 1997, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, non-coin call revenues for the year ended December 31, 1997, were reduced by approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). The increase in non-coin call revenues was also offset by a decrease of approximately $4.0 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Switching services provided to Hospitality Division decreased from $2.4 million for the year ended December 31, 1996 to $0 for the year ended December 31, 1997 resulting from the terms of the Agreement. Amounts recorded by Old Davel related to the Agreement for payments made to Old Davel for use of its long distance network were recorded in non-coin revenues in 1997. In addition, there was no administrative support provided to discontinued subsidiaries during the year ended December 31, 1997.

     Telephone charges remained stable at 20.4% of total revenues compared to 20.3% in the prior year. The Company's average monthly telephone charge on a per phone basis decreased from $47.66 in 1996 to $46.36 in 1997.

     Commissions, including commissions paid to the Hospitality Division, decreased to 13.2% of total revenues compared to 17.0% in the prior year. The decrease in commissions as a percentage of total revenues was primarily attributable to higher payphone revenues. A portion of Old Davel's contracts with location owners exclude certain types of call traffic from commission calculations, and some others are based on flat monthly rates set by the agreements, resulting in a disproportionate increase in payphone revenues over commissions.

     Service, maintenance and network costs decreased to 22.7% of total revenues compared to 23.1% in the prior-year period. The decrease in service, maintenance and network costs as a percentage of total revenues was primarily attributable to higher payphone revenues and increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from expansion of its installed base of payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $55.87 per month in 1996, to $51.69 per month in 1997.

     Selling, general and administrative expenses on continuing operations increased approximately $4.5 million, or 47.5%, from the prior year. The increase was partially attributable to an increase in depreciation and amortization expense which rose approximately $1.3 million or 44.6%, from the prior year, reflecting a net increase of 3,628 installed payphones and a slight increase in the cost of circuit boards installed in the Company's new payphone installations to keep pace with technological innovations and more sophisticated call tracking capabilities. The Company also incurred additional costs associated with the opening and operation of three new divisional sales and service offices, and the hiring of support personnel needed to service the Company's expanding base of installed payphones.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, total revenues from continuing operations increased approximately $5.1 million or 16.2%, compared to the year ended December 31, 1995. This growth was primarily attributable to additional coin call revenues resulting from an increase from 11,163 payphones on December 31, 1995 to 15,281 payphones on December 31, 1996. Coin call revenues increased approximately $4.2 million, or 29.3%. Non-coin call revenues increased approximately $0.2 million, or 1.5%. The increase in non-coin call revenues was primarily attributable to approximately $1.3 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the Telecommunications Act, which became effective in November 1996, and approximately $3.2 million in additional non-coin call revenues resulting from the growth in the number of installed payphones. The increase in non-coin call revenues was offset by a decrease of approximately $4.3 million related to lower volumes of calls per payphone routed through its long distance network due principally to an increase in the number of dial-around calls placed from its payphones. Switching services provided to Hospitality Division increased approximately $0.6 million from $1.8 million for the year ended December 31, 1995 to $2.4 million for the year ended December 31, 1996. Switching services provided to Hospitality Division related to long distance services provided through a Telecommunications Service Agreement with its hospitality division. The increase is attributable to additional long distance traffic routed through the Company's switching equipment . Administrative support provided to discontinued subsidiaries increased approximately $100,000 to approximately $600,000 for the year ended December 31, 1996 from approximately $500,000 for the year ended December 31, 1995. The increase is attributable to the shifting of administrative functions from the Hospitality Division's office in Colorado to the Company's administrative office in Illinois.

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

     Commissions, including commissions paid to Hospitality Division, increased to 17.0% of total revenues compared to 15.6% in the prior year. The increase in commissions as a percentage of total revenues was primarily attributable to lower long distance revenues as a result of an increase in dial-around calls placed from the Company's payphones. Commissions to Location Owners in 1996 actually decreased on a per phone basis by approximately 9.5% from 1995 as a result of lower long distance revenues resulting from an increase in dial-around calls placed from the Company's payphones. In addition, commissions paid to its hospitality division increased by 0.5% in 1996 over 1995, accounting for approximately one-half of the increase in commissions as a percentage of total revenue.

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

     The Company's capital expenditures, exclusive of acquisitions, for the years ended December 31, 1997 and 1996 were $4.1 million and $5.1 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. The Company made acquisitions of payphones totaling approximately $7.1 million and $8.6 million, respectively, during the years 1997 and 1996. In 1997, the Company financed its capital expenditures and acquisitions primarily with approximately $5.6 million in cash provided by continuing operations and an increase in long-term debt and current maturities of long term debt of approximately $2.5 million. In 1996, the Company financed its capital expenditures and acquisitions primarily with approximately $5.9 million in cash provided by continuing operations and an increase in long-term debt of approximately $5.5 million.

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

     The Company believes that cash generated from operations and available borrowings under the credit facility will be sufficient to fund the Company's foreseeable cash requirements, including capital expenditures through February 3, 2004. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

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

YEAR 2000 ISSUE

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has assessed the impact of the year 2000 on both its computer programs and its computer systems. As the Company acquires other payphone assets, it will continue to assess the impact of the year 2000 on such acquired assets. To date, the Company has spent approximately $0.1 million in assessing and addressing year 2000 issues and estimates that its total costs will not exceed $0.2 million, which is approximately 10% of the Company's budgeted expenditures for information technology. The Company does not believe that these costs will have a material effect on its financial position. The Company is also in the process of addressing the potential impact of the year 2000 on its suppliers and other parties on whom it relies in providing payphone and operator services. The Company intends to complete this assessment by December 31, 1998. The failure of third parties on which the Company relies to address their year 2000 issues in a timely manner could result in a material financial risk to the Company. Through its assessment of the impact of year 2000 on both its computer programs and systems, the Company believes that it has sufficient resources available to implement new and modified computer systems to address the impact of the year 2000, and accordingly, has not to date identified any need for other contingency planning. However, the Company's continuing assessment of its assets and of third parties external to the Company may reveal the need for contingency planning in the future. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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


KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
                                March 14, 1997

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

           CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
           --------------------------------------------------------
                (In thousands, except per share and share data)

                                                                                             1997        1996
                                                                                          ----------   ----------

                                    ASSETS
                                    ------

CURRENT ASSETS:
 Cash and cash equivalents                                                                $    2,567   $    4,630
 Trade accounts receivable, net of allowance for doubtful accounts of $185 and
  $154, respectively                                                                           9,105        6,079
 Note receivable                                                                               2,536        2,301
 Other current assets                                                                            702        1,745
                                                                                          ----------   ----------
     Total current assets                                                                     14,910       14,755

PROPERTY AND EQUIPMENT                                                                        34,528       26,888

OTHER ASSETS                                                                                   3,520        2,219
                                                                                          ----------   ----------
     Total assets                                                                         $   52,958   $   43,862
                                                                                          ==========   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                                                     $    1,501   $       69
 Accounts payable                                                                              1,257        1,044
 Accrued liabilities                                                                           1,832        1,512
                                                                                          ----------   ----------
     Total current liabilities                                                                 4,590        2,625
                                                                                          ----------   ----------

LONG-TERM DEBT                                                                                 6,801        5,726
                                                                                          ----------   ----------



DEFERRED INCOME TAXES                                                                          3,597        2,576
                                                                                          ----------   ----------
SHAREHOLDERS' EQUITY:
 Preferred stock - $.01 par value, 1,000,000 shares authorized but unissued                    -            -
 Common stock - $.01 par value, 10,000,000 shares authorized, 4,629,323 and
   4,581,269 shares issued and outstanding, respectively                                          46           46
 Additional paid-in capital                                                                   20,685       19,912
 Retained earnings                                                                            17,239       12,977
                                                                                          ----------   ----------
     Total shareholders' equity                                                               37,970       32,935
                                                                                          ----------   ----------
     Total liabilities and shareholders' equity                                           $   52,958   $   43,862
                                                                                          ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             ----------------------------------------------------
                (In thousands, except per share and share data)

                                                                              1997        1996         1995
                                                                          -----------  -----------  -----------
REVENUES:
  Coin calls                                                              $   25,211   $   18,560   $   14,357
  Non-coin calls, net of 1997 dial-around compensation adjustment--
  Note 16                                                                     21,797       15,471       15,249
  Swithching services provided to Hopitality Division - Note 8                     -        2,359        1,751
  Administrative support provided to discontinued subsidiaries--Note 8             -          583          473
                                                                          ----------   ----------   ----------
     Total revenues                                                           47,008       36,973       31,830
                                                                          ----------   ----------   ----------
COSTS AND EXPENSES:
  Telephone charges                                                            9,576        7,501        6,076
  Commissions                                                                  6,202        4,605        3,852
  Service, maintenance and network costs                                      10,685        8,546        7,371
  Selling, general and administrative                                         13,846        9,388        7,269
  Commisions paid to Hospitality Division - Note 8                                 -        1,681        1,116
                                                                          ----------   ----------   ----------
     Total operating costs and expenses                                       40,309       31,721       25,684
                                                                          ----------   ----------   ----------
     Operating profit                                                          6,699        5,252        6,146

INTEREST EXPENSE                                                                (475)        (289)         (48)

OTHER                                                                            497          100          125
                                                                          ----------   ----------   ----------
     Income from continuing operations before income taxes                     6,721        5,063        6,223

PROVISION FOR INCOME TAXES                                                     2,459        1,868        2,403
                                                                          ----------   ----------   ----------
     Net income from continuing operations                                     4,262        3,195        3,820

DISCONTINUED OPERATIONS                                                            -          610       (2,508)
                                                                          ----------   ----------   ----------
     Net income                                                           $    4,262   $    3,805   $    1,312
                                                                          ==========   ==========   ==========

BASIC EARNINGS PER SHARE:
  Continuing operations                                                   $      .93   $      .70   $      .85
                                                                          ----------   ----------   ----------
  Discontinued operations                                                          -          .14         (.56)
                                                                          ----------   ----------   ----------
  Basic earnings per share                                                $      .93   $      .84   $      .29
                                                                          ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
  Continuing operations                                                   $      .90   $      .70   $      .85
                                                                          ----------   ----------   ----------
  Discontinued operations                                                          -          .13         (.56)
                                                                          ----------   ----------   ----------
  Diluted earnings per share                                              $      .90   $      .83   $      .29
                                                                          ==========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                        4,600,725    4,513,035    4,455,000
                                                                          ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                       (In thousands, except share data)


                                                           Common Stock          Additional
                                                     ------------------------
                                                                                   Paid-In      Retained
                                                        Shares       Amount        Capital      Earnings       Total
                                                     ------------  -----------  -------------   ----------   ----------
BALANCE, December 31, 1994                              4,455,000       $   45    $    18,773   $    7,860   $   26,678

 Net income for the year ended December 31, 1995                -            -              -        1,312        1,312
                                                     ------------       ------    -----------   ----------   ----------
BALANCE, December 31, 1995                              4,455,000           45         18,773        9,172       27,990

 Stock options and warrants exercised                     126,269            1          1,139            -        1,140
 Net income for the year ended December 31, 1996                -            -              -        3,805        3,805
                                                     ------------       ------    -----------   ----------   ----------
BALANCE, December 31, 1996                              4,581,269           46         19,912       12,977       32,935

Stock options exercised and grants of common stock         48,054            -            773            -          773
Net income for the year ended December 31, 1997                 -            -              -        4,262        4,262
                                                     ------------       ------    -----------   ----------   ----------
BALANCE, December 31, 1997                              4,629,323       $   46    $    20,685   $   17,239   $   37,970
                                                     ============       ======    ===========   ==========   ==========


        The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                 (In thousands)


                                                                                       1997            1996         1995
                                                                                    ---------       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $  4,262       $  3,805       $ 1,312
 Adjustments to reconcile net income to cash flows from operating activities-
    Gain on sale of discontinued operations                                                 -           (644)            -
    Losses from discontinued operations                                                     -             35         2,508
    Depreciation and amortization                                                       4,316          2,986         2,136
    Gain on sale of property and equipment                                               (156)            (1)           (6)
    Deferred income taxes                                                               1,021            833            45
    Nonrecurring charge                                                                     -              -           215
 Changes in assets and liabilities, net of effects from acquisition-
  Accounts receivable                                                                  (3,026)           447        (1,658)
  Note receivable                                                                        (235)             -             -
  Other assets                                                                         (1,102)          (929)          (81)
  Accounts payable                                                                        213         (1,104)          392
  Accrued liabilities                                                                     320            471          (364)
                                                                                    ---------       --------      --------
         Net cash from operating activities                                             5,613          5,899         4,499

         Net cash from discontinued operations                                              -            671           355
                                                                                    ---------       --------      --------
         Net cash flows from operating activities                                       5,613          6,570         4,854
                                                                                    ---------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (4,092)        (5,092)       (5,585)
  Proceeds from sale of property and equipment                                             26              -            31
  Proceeds from sale of discontinued operations                                             -          2,654             -
  (Increase) decrease in cash value of life insurance                                      93             (9)           (6)
  Purchase of payphone assets, net of cash                                             (7,131)        (8,570)       (1,688)
                                                                                    ---------       --------      --------
         Net cash flows from investing activities                                     (11,104)       (11,017)       (7,248)
                                                                                    ---------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                         13,660          7,411             -
  Payments on long-term debt                                                          (11,005)        (1,906)          (73)
  Issuance of common stock through stock options and warrants                             773          1,139             -
                                                                                    ---------       --------      --------
         Net cash flows from financing activities                                       3,428          6,644           (73)
                                                                                    ---------       --------      --------
         Net (decrease) increase in cash and cash equivalents                          (2,063)         2,197        (2,467)

CASH AND CASH EQUIVALENTS, beginning of period                                          4,630          2,433         4,900
                                                                                   ----------       --------      --------
CASH AND CASH EQUIVALENTS, end of period                                             $  2,567       $  4,630       $ 2,433
                                                                                   ==========       ========      ========

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

Other Assets
------------

Other assets include costs associated with obtaining written and signed location contracts, goodwill and other intangibles. Costs associated with obtaining location contracts are amortized on a straight-line basis over the expected life of the contract, based on contract terms and historical renewal rates, generally 10 years. Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 10 years.

The Company periodically evaluates the carrying amount of other assets, considering whether the undiscounted cash flows from related operations will be sufficient to recover recorded asset amounts.

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


6.  OTHER CURRENT ASSETS:
    ---------------------

Other assets consist of the following at December 31:

                                                                           1997      1996
                                                                         --------  ---------
Prepaid income taxes                                                     $    126  $     805
Discontinued operations                                                         -        599
Other                                                                         576        341
                                                                         --------  ---------
     Total other current assets                                          $    702  $   1,745
                                                                         ========  =========

7.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment is summarized as follows at December 31:

                                                                                                   Estimated
                                                                                                  Useful Life
                                                                         1997          1996         in Years
                                                                     ------------   ----------    ----------
Installed payphones and related equipment                               $ 41,561       $30,849         10
Vehicles and other equipment                                               1,654         1,679       5-39
                                                                     -----------    ----------
                                                                          43,215        32,528

Less-  Accumulated depreciation                                          (11,943)       (8,567)
                                                                     -----------   -----------
                                                                          31,272        23,961

Uninstalled payphone equipment                                             3,256         2,927
                                                                     -----------   -----------
                                                                        $ 34,528       $26,888
                                                                     ===========   ===========


8.   RELATED-PARTY NOTES AND TRANSACTIONS:
     -------------------------------------

Transactions With Shareholder
-----------------------------

The Company engaged in the following transactions with a shareholder.

                                                                                         1997      1996      1995
                                                                                       --------  -------   -------
     Payments made for rent of commercial real estate and lease of long distance
      switching equipment                                                              $ 196     $ 239     $ 232
                                                                                       ======    ======    ======

     Payments received for providing administrative services                           $ 107     $ 122     $ 127
                                                                                       ======    ======    ======

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

Intercompany Profits and Losses
-------------------------------

As the Hospitality and Remanufacturing Divisions' results of operations have been excluded from continuing operations in the consolidated statements of income for the years ended December 31, 1996 and 1995, certain intercompany transactions were not eliminated. These transactions include: a) revenue from directing call traffic from the Hospitality Division to the Company's switching equipment, b) income from providing administrative support to the discontinued subsidiaries and c) commissions paid to the Company's Hospitality Division for directing call traffic through the Company's switching equipment.

The Stock Purchase Agreement for the sale of the Hospitality Division provided for a contractual relationship between the Company and the buyer for continuing use of the Company's switching equipment through December 31, 1997, at a rate structure substantially as provided during 1996.

9.   LONG-TERM DEBT:
     ---------------

Following is a summary of long-term debt as of December 31:

                                                                                                1997        1996
                                                                                             ----------   ---------
     Term note payable to the bank at the bank's adjusted LIBOR rate (7.66% at December
      31, 1997), principal payments of $375 plus interest due quarterly beginning
      October 1, 1997, collateralized by the Company's assets                                $ 7,125      $    -



     Revolving Advance on bank's line of credit at the bank's corporate base rate (8.50%
      and 8.25% at December 1997 and 1996, respectively), interest due monthly with the
      principal due September 30, 2001, collateralized by the Company's assets                 1,176       5,590


     Notes payable to banks and others with interest rates ranging from 5.90% to 9.95%
      due at various dates ending March 1998                                                       1         205
                                                                                             -------      ------
                                                                                               8,302       5,795

     Less-  Current maturities                                                                 1,501          69
                                                                                             -------      ------
                                                                                             $ 6,801      $5,726
                                                                                             =======      ======

Annual maturities of long-term debt are as follows:

  Year ended December 31:
     1998                                                   $1,501
     1999                                                    1,500
     2000                                                    1,500
     2001                                                    2,676
     2002                                                    1,125

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

                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Net earnings                                                As reported          $4,262      $3,805      $1,312
                                                            Pro forma            $4,150      $3,206      $1,283

Basic earnings per common share                             As reported          $  .93      $  .84      $  .29
                                                            Pro forma            $  .90      $  .71      $  .29

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

A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below:

                                             1997                         1996                        1995
                                  --------------------------   -------------------------   -------------------------
                                                  Weighted                     Weighted                    Weighted
                                                   Average                     Average                     Average
                                                  Exercise                     Exercise                    Exercise
                                     Shares         Price         Shares        Price         Shares        Price
                                 -------------  -------------  ------------  ------------  ------------  ------------
Outstanding at
 beginning of year                    501,900          $14.07      420,774         $12.63      414,674         $12.67
Granted                                33,700           16.02      255,000          14.66       12,000          11.88
Exercised                             (23,050)          13.60     (173,874)         12.36            -              -
Expired                                (1,000)          12.38            -              -       (5,900)         13.42
                                     ---------                    ----------                  ---------
Outstanding at end of
 year                                 511,550          $14.22      501,900         $14.07      420,774         $12.63
                                     =========         ========   ==========      ========    =========       =========
Options exercisable at
 year-end                             511,550          $14.22      276,566         $13.44      344,672         $12.61

Weighted-average fair
 value of  options
 granted during the
 year                                                  $ 6.04                      $ 3.98                      $ 3.85

The following information applies to options outstanding at December 31, 1997:

Number outstanding                                                                       511,550
Range of exercise prices                                                          $9.25 - $17.00

Weighted-average exercise price                                                   $        14.22
Weighted-average remaining contractual life                                           2.57 years

12.  EARNINGS PER SHARE:
     -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for each of the years ended December 31, 1997, 1996 and 1995.

                                                                  1997           1996           1995
                                                              -------------  -------------  -------------
Weighted average shares outstanding                              4,600,725      4,513,035      4,455,000
Assumed exercise of options and warrants (treasury stock
 method)                                                           126,016         50,557              -

                                                              ------------   ------------   ------------
Diluted shares outstanding                                       4,726,741      4,563,592      4,455,000
                                                              ============   ============   ============

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

The provision for income taxes is as follows:

                                                                               1997       1996        1995
                                                                            ----------  ---------  ----------
    Currently payable:
       Federal                                                               $   1,323  $     828  $   1,968
       State                                                                       115        207        299
                                                                             ---------  ---------  ---------
                                                                                 1,438      1,035      2,267

    Deferred                                                                     1,021        833        136
                                                                             ---------  ---------  ---------
                  Income tax from continuing operations                          2,459      1,868      2,403

    Income tax expense (benefit) from discontinued operations                        -        300        (25)
                                                                             ---------  ---------  ---------
                  Total income tax expense                                   $   2,459  $   2,168  $   2,378
                                                                             =========  =========  =========

    Deferred tax assets and liabilities consist of the following at December 31:

                                                                      1997                           1996
                                                          ----------------------------   --------------------------
                                                              Net            Net             Net            Net
                                                            Current       Noncurrent       Current       Noncurrent
                                                         -----------  ----------------  -----------  --------------
    Assets:
      Capital loss carryforward                           $         -    $      561        $      -   $        561
      State net operating loss and AMT                                          135
       carryforwards                                                -                             -              -
      Other                                                        82            63              79             27
                                                          -----------    ----------        --------   ------------
                                                                   82           759              79            588

    Liabilities:
      Depreciation                                                  -        (3,795)              -         (2,603)
                                                          -----------    ----------        --------   ------------
          Subtotals                                                82        (3,036)             79         (2,015)

    Valuation allowance                                             -          (561)              -           (561)
                                                          -----------    ----------        --------   ------------
          Deferred taxes                                  $        82    $   (3,597)       $     79   $     (2,576)
                                                          ===========    ==========        ========   ============

A deferred tax asset of $561 has been provided for the $1.5 million of tax-basis capital loss carryover on the sale of Com Tel. A valuation allowance for 100% of this deferred tax asset has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize. As time passes, management believes it will be able to better assess the amount of tax benefit it will realize from applying this capital loss. The capital loss carryover expires December 31, 2001.

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                                                      1997         1996        1995
                                                                                   -----------  ----------  ----------
       Provision for federal income tax at the statutory rate (34%)                 $   2,285   $    1,722  $    2,116
       State income taxes, net of federal benefit                                         218          167         205
       Capital losses                                                                       -          152         (49)
       Other, net                                                                         (44)        (173)        131
                                                                                    ---------   ----------  ----------
           Income taxes from continuing operations                                      2,459        1,868       2,403

       Income tax expense (benefit) from discontinued operations                            -          300         (25)
                                                                                    ---------   ----------  ----------
           Total income tax expense                                                 $   2,459   $    2,168  $    2,378
                                                                                    =========   ==========  ==========


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


15.    STATEMENT OF CASH FLOWS:
       ------------------------

Cash paid during the years ended December 31 for interest and income taxes was as follows:

                                                       1997      1996       1995
                                                     --------  ---------  ---------
       Interest                                      $   196   $    367   $    142
                                                     =======   ========   ========

       Income tax payments                           $   312   $  2,129   $  2,433
                                                     =======   ========   ========

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

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997
             -----------------------
Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997, through December 31, 1997, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. The Company has calculated dial-around compensation on a per-call basis, at a rate of $0.284 per call, based on an estimated number of calls per payphone per month. While the 1997 Payphone Order required long distance carriers to pay dial-around compensation at a rate of $0.284 per call to payphone providers, certain long distance carriers were unable or unwilling to provide accurate call count reporting for the period due to the alleged lack of reliable payphone-specific coding from the local exchange carriers. As a result of the lack of availabiltiy of payphone-specific coding, certain long distance carriers, including AT&T, (and only in the absence of a contractual commitment to the contrary) were granted a waiver during the period by the FCC to pay dial-around compensation at a flat rate surrogate based on the average monthly number of dial-around calls generated by payphones operated by RBOCs whose payphone lines already generate the necessary coding digits to enable per-call tracking. The Company believes that 131 calls per payphone per month represents the best estimate of the number of dial-around calls for which it is entitled to payment during the period October 7, 1997 through December 31, 1997. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996, through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation is approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). The Company previously reported this provision as a separate component of costs and expenses. In the third quarter of 1998, the Company reclassified the provision as a reduction in non-coin revenue. For the period from July 1, 1997, through October 6, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997, through October 6, 1997, is approximately $2.2 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

The Company recorded dial-around compensation revenue of approximately $1.2 million for the period from November 7, 1996 through December 31, 1996 and approximately $8.9 for the period from January 1, 1997 through December 31, 1997.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation. If the level of fair compensation is ultimately determined to be an amount less than $0.284 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

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

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

Certain unaudited quarterly financial information for the year ended December 31, 1997, is as follows:

                                               Quarter Ended
                                 ----------------------------------------   Full
      1997                       March      June      September  December   Year
      ----                       -----      -----     ---------  --------  --------
     Total revenues              $10,680   $11,969    $11,923    $12,436   $47,008
     Operating profit              1,813     2,614        308      1,964     6,699
     Net income                    1,122     1,613        245      1,282     4,262

     Net earnings per share:
      Basic                      $  0.25   $  0.35    $  0.05    $  0.28   $  0.93
      Diluted                    $  0.24   $  0.34    $  0.05    $  0.27   $  0.90

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 was contained in Amendment No. 1 to the Company's Annual Report on Form 10-K (Form 10-K/A filed on April 30,
1998).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 was contained in Amendment No. 1 to the Company's Annual Report on Form 10-K (Form 10-K/A filed on April 30,
1998).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 was contained in Amendment No. 1 to the Company's Annual Report on Form 10-K (Form 10-K/A filed on April 30,
1998).

ITEM 13. CERTAIN TRANSACTIONS

     The information required by this Item 13 was contained in Amendment No. 1 to the Company's Annual Report on Form 10-K (Form 10-K/A filed on April 30,
1998).

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

10.1 Agreement and Plan of Merger, dated November 24, 1997, by and between Davel Communications Group, Inc., Panther Acquisition Corp. and Communications Central Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated November 24, 1997 and filed on December 9, 1997.

21.1 Subsidiaries of Davel Communications Group, Inc. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 1997).

27.1 Financial Data Schedule (incorporated by reference to Exhibit 27.1 to Annual Report on Form 10-K for the year ended December 31, 1997).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DAVEL COMMUNICATIONS GROUP, INC.
Date: November 9, 1998        By:
                                   /s/ Michael E. Hayes
                                 ---------------------------------
                                       Michael E. Hayes
                                       Senior Vice President
                                       and Chief Financial Officer