Form 10-Q/A
period 1998-03-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-09
CIK 911016

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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


                           _________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes _____ No
                                   ------

As of May 14, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,647,809.

                DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                 (In thousands, except per share and share data)

                                                                                 March 31           December 31
                                           ASSETS                                  1998                1997
                                                                                   ----                ----
CURRENT ASSETS

    Cash and cash equivalents                                                   $   8,091              $  2,567
    Trade accounts receivable, net of allowance
       for doubtful accounts of $5,474 and $185,
       respectively                                                                19,717                 9,105
    Note receivable                                                                 2,362                 2,536
    Other current assets                                                            2,011                   702
                                                                                ---------              --------
                Total current assets                                               32,181                14,910

PROPERTY AND EQUIPMENT                                                             82,289                34,528


OTHER ASSETS                                                                       66,469                 3,520
                                                                                ---------              --------

                Total assets                                                    $ 180,939              $ 52,958
                                                                                =========              ========




                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                        $  11,200              $  1,501
    Accounts payable                                                                3,637                 1,257
    Accrued liabilities                                                             8,335                 1,832
                                                                                ---------              --------
                Total current liabilities                                          23,172                 4,590

LONG-TERM DEBT                                                                    110,932                 6,801

DEFERRED INCOME TAXES                                                               9,866                 3,597

SHAREHOLDERS' EQUITY
    Preferred stock - $.01 par value, 1,000,000 shares
       authorized but unissued                                                          -                     -
    Common stock - $.01 par value,  10,000,000 shares authorized,  4,647,809 and
       4,629,323 shares issued and outstanding, respectively                           46                    46
    Additional paid-in capital                                                     21,018                20,685
    Retained earnings                                                              15,905                17,239
                                                                                ---------              --------
                Total shareholders' equity                                         36,969                37,970
                                                                                ---------              --------

                Total liabilities and shareholders' equity                      $ 180,939              $ 52,958
                                                                                =========              ========


  The  accompanying  notes  are an  integral  part of  these  balance sheets.

                       CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                              FOR THE THREE MONTHS ENDED MARCH 31

                         (In thousands, except  per share and share data)


                                                                                           1998          1997
                                                                                           ----          ----
           Revenues
                Coin calls                                                                $11,536     $   5,371
                Non-coin calls                                                              7,767         5,308
                                                                                          -------      --------
                         Total revenues                                                    19,303        10,679

           Costs and expenses
                Telephone charges                                                           4,513         2,251
                Commissions                                                                 3,137         1,311
                Service, maintenance and network costs                                      4,149         2,297
                Restructuring costs                                                           825             -
                Selling, general and administrative                                         7,522         3,008
                                                                                          -------    ----------

                         Total operating costs and expenses                                20,146        8,867
                                                                                          -------    ---------

                         Operating profit (loss)                                             (843)       1,812

           Interest expense                                                                (1,647)         (78)

           Other                                                                              163           73
                                                                                          -------    ---------

                         Income (loss) from operations before income taxes                 (2,327)       1,807

           Provision (benefit) for income taxes                                              (993)         685

                         Net income (loss)                                                $(1,334)    $  1,122
                                                                                         =========   =========

           Basic earnings (loss) per share                                                $  (.29)    $    .25
                                                                                         =========   =========

           Diluted earnings (loss) per share                                              $  (.29)    $    .24
                                                                                         =========   =========

           Weighted average shares outstanding                                           4,641,584   4,581,269
                                                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       FOR THE THREE MONTHS ENDED MARCH 31

                                 (In thousands)


                                                                                              1998              1997
                                                                                              ----              ----

Cash flows from operating activities
    Net income (loss)                                                                        $  (1,334)        $   1,122
    Adjustments  to  reconcile  net income  (loss) to cash flows from  operating  activities:
          Gain on sale of property and equipment                                                   (18)               (4)
          Depreciation and amortization                                                          3,216               913
          Deferred income taxes                                                                    (46)              199
          Restructuring charge                                                                     825                 -
    Changes in assets and liabilities, net of
       effects from acquisitions
          Accounts receivable                                                                   (2,303)           (1,745)
          Note receivable                                                                          (39)                -
          Other assets                                                                             178               236
          Accounts payable                                                                        (231)             (201)
          Accrued liabilities                                                                     (102)              295
                                                                                             ---------         ---------

                 Net cash flows from operating activities                                          146               815

Cash flows from investing activities
    Capital expenditures                                                                        (1,034)           (1,933)
    Proceeds from sale of property and equipment                                                    42                14
    Decrease in net assets of discontinued operations                                                -               599
    (Increase) decrease in cash value of life insurance                                              -                (1)
    Increase in other investing assets                                                               -               (28)
    Purchase of Communications Central Inc., net of cash acquired                             (105,208)                -
                                                                                             ---------                 -

                 Net cash flows from investing activities                                     (106,200)           (1,349)

Cash flows from financing activities
    Long-term debt financing                                                                   120,700                 -
    Payments on long-term debt                                                                  (9,270)           (3,094)
    Issuance of common stock through stock options and warrants                                    148                 -
                                                                                                   ---                 -

                 Net cash flows from financing activities                                      111,578            (3,094)
                                                                                             ---------         ---------

                 Net (decrease) increase in cash
                   and cash equivalents                                                          5,524            (3,628)

Cash and cash equivalents, beginning of period                                                   2,567             4,669
                                                                                             ---------         ---------

Cash and cash equivalents, end of period
                                                                                                $8,091            $1,041
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

3. ACQUISITION
   -----------

On February 3, 1998, the Company completed its acquisition of Communications Central, Inc. (the "CCI Acquisition) at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $6.9 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition will be amortized over fifteen years using straight-line amortization. The following summarizes unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.


     Three Months Ended March 31, 1997:
          Total revenues                                   $  24,818
                                                             =======

          Income from continuing operations                      133
                                                             =======
          Basic Income from continuing operations
          per share                                             0.03
                                                             =======

          Diluted Income from continuing operations
          per share                                             0.03
                                                             =======


     The allocation of the purchase price of the CCI Acquisition is summarized as follows:


               Working capital                             $   7,955
               Property and equipment, net                    48,578
               Goodwill                                       45,700
               Identifiable intangible assets                 11,583
                                                             -------
                                                           $ 113,816
                                                           =========

4. LINE-OF-CREDIT
   --------------

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

In connection with the acquisition of Communications Central, Inc., the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on the 1996 Credit Agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

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

5. RESTRUCTURING COSTS
   -------------------

In connection with the CCI Acquisition, the Company plans to close the Atlanta office of CCI and close field offices where CCI and the Company have duplicate facilities. The office closings are expected to be completed by the end of the third quarter of 1998. In connection with this, the Company recognized restructuring costs of $825. These costs are composed of payments incurred in connection with early lease terminations, facility closing costs and employee termination benefits for 53 excess field operations and administrative personnel. Costs of $204 were incurred in the three months ended March 31, 1998 and taken against the reserve.

6. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

Cash paid for interest and income taxes for the three month periods ended March 31, 1998 and 1997 was as follows:


                                                   1998       1997
                                                 ---------  --------

          Interest                                $404,832   $77,854
          Income taxes                            $196,407   $17,557

7. PROVISION FOR DIAL-AROUND COMPENSATION
   --------------------------------------

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

The Company recorded dial-around compensation revenue of approximately $3.7 million and $2.3 million for the three month periods ended March 31, 1998 and 1997, respectively.

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

At this time, the Company is not able to quantify either the amount of per-phone compensation where digits are not provided, the number of its payphones served by non-equal access switches, or the number of equal access switches in small and mid-sized LEC territories. Under the 1998 Payphone Order, for each such payphone served by a non-equal access switch or in a small or mid-sized LEC territory, the Company could experience a reduction in dial-around compensation. Based on currently available information, the Company believes that the number of such payphones is less than 3% of its payphone base and any related reduction would not have a material adverse effect on its financial condition or results of operations. Further, upon the FCC's review of additional data and reconsideration of the 1998 Payphone Order, the compensation methodologies described above could be revised.

The FCC provided that the 1998 Payphone Order was applicable only to the period beginning October 7, 1997 and not to the period November 6, 1996 to October 6, 1997. The FCC indicated that issues related to this period would be addressed in a subsequent order.

8.  COMPREHENSIVE INCOME
    --------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the periods ended March 31, 1998 and 1997, comprehensive income equals net income.

9.  EARNINGS PER SHARE:
    -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997.

                                                       1998         1997
                                                    -----------  -----------

Weighted average shares outstanding                   4,641,584    4,581,269
Assumed exercise of options and warrants
 (treasury stock method)                                134,442       69,203

                                                    -----------  -----------
Diluted shares outstanding                            4,776,026    4,650,472
                                                    ===========  ===========

Options to purchase 500,350 shares of common stock at a weighted average purchase price of $14.22 per share were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted earnings per share because the effect of the exercise of the options would be anti-dilutive.

10.  SUBSEQUENT EVENTS
     -----------------

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

On May 15, 1998, the Court remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. The Company believes that the FCC will issue its ruling in the current proceeding within the six-month period established by the court. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level, asserting that the appropriate level of fair compensation should be lower than $0.284 per call, such determination could have a material adverse impact on the Company's results of operations and financial position.

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

     On February 3, 1998, the Company acquired all the issued and outstanding shares of common stock, $.01 par value per share of Communications Central, Inc. ("CCI") (including the associated rights to purchase shares of common stock) at a price of $10.50 per share in cash, or approximately $70 million in the aggregate, and assumed CCI's outstanding debt of $36.4 million. In order to finance the acquisition of CCI, the Company entered into a credit agreement, dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders, pursuant to which the lenders made available to the Company an initial revolving loan commitment of $15 million and a term loan commitment of $110 million.

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

Dial Around Compensation

  On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1999 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers
(IXCs) would be required to compensate payphone service providers (PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

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

  The Company recorded dial-around compensation revenue of approximately $3.7 million and $2.3 million for the three month periods ended March 31, 1998 and 1997, respectively.

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

     On May 15, 1998, the Court remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. The Company believes that the FCC will issue its ruling in the current proceeding within the six-month period established by the court. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level, asserting that the appropriate level of fair compensation should be lower than $0.284 per call, such determination could have a material adverse impact on the Company's results of operations and financial position.

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

     At this time, the Company is not able to quantify either the amount of per-phone compensation where digits are not provided, the number of its payphones served by non-equal access switches, or the number of equal access switches in small and mid-sized LEC territories. Under the 1998 Payphone Order, for each such payphone served by a non-equal access switch or in a small or mid-sized LEC territory, the Company could experience a reduction in dial-around compensation. Based on currently available information, the Company believes that the number of such payphones is less than 3% of its payphone base and any related reduction would not have a material adverse effect on its financial condition or results of operations. Further, upon the FCC's review of additional data and reconsideration of the 1998 Payphone Order, the compensation methodologies described above could be revised.

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

Billed Party Preference

     New FCC rules regarding Billed Party Preference require payphone operatiors to give payphone users the option of receiving a rate quote before a call is connected when making a 0+ interstate call. These rules, which become effective on July 1, 1998, could reduce revenues earned by the Company on long-distance services provided by the Company. The Company cannot currently assess what impact the new rules will have on its financial performance.

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

     Coin call revenues increased approximately $6.2 million, or 114.8%, increasing from approximately $5.4 million in the first quarter of 1997, to approximately $11.5 million in the first quarter of 1998. The growth in coin income was driven primarily by an increase of approximately $5.7 million in coin call revenues resulting from growth in the number of installed payphones primarily due to the CCI Acquisition, and an increase of approximately $0.5 million resulting from other acquisitions and the installation of payphones at locations with favorable coin call traffic. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first quarter of 1998.

     Non-coin call revenues increased approximately $2.4 million or 50.1%, rising from approximately $5.3 million in the three months ended March 31, 1997, to approximately $7.7 million in the three months ended March 31, 1998. The growth in non-coin revenues was primarily due to an increase of approximately $4.1 million in non-coin revenues (including approximately $1.3 million from dial around compensation) resulting from an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the first quarter of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the first quarter of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order which was in effect during the period. Had the

Company restated the three-month period ended March 31, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $400,000 higher. The increase in non-coin call revenues was offset by a decrease of approximately $0.9 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones and approximately $0.8 million related to the difference in the dial-around compensation rate between periods.

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

     Commissions rose approximately $1.8 million, or 139.3%, increasing from approximately $1.3 million in the first quarter of 1997 to approximately $3.1 million in the three months ended March 31, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 12.3% in the three months ended March 31, 1997 to 16.3% of revenues in the first quarter of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones) as a result of the CCI Acquisition. However, this was partially offset by the fact that while many of the Company's contracts with location owners provide for commission percentages proportionate with increases in revenues, some exclude certain types of call traffic from commission calculations (typically dial-around call traffic), and still others are based on flat monthly rates set by the agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     As of March 31, 1998, the Company had a current ratio of 1.39 to 1, as compared to a current ratio of 3.25 to 1 on December 31, 1997. The decrease was primarily attributable to an increase in current maturities of long-term debt of approximately $9.7 million related to the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. The increases in the Company's assets and liabilities between December 31, 1997 and March 31, 1998 are generally due to the CCI Acquisition. Specifically, the allowance for doubtful accounts increased from $0.2 million at December 31, 1997 to $5.5 million at March 31, 1998, due to a large allowance on receivables related to CCI's former inmate operations which were not sold in connection with the sale of the inmate operations to Talton Holdings, Inc. Other assets increased from $3.5 million at December 31, 1997 to $66.5 million at March 31, 1998 due to the addition of $45.7 million of goodwill and $11.6 million of other intangible assets in connection with the CCI

Acquisition. Cash flows from investing activities decreased $104.9 million primarily as a result of the CCI Acquisition.

     The Company's capital expenditures, exclusive of acquisitions, for the three months ended March 31, 1998 and 1997 were $1.0 million and $1.9 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. In the first quarter of 1998, the Company financed its capital expenditures and acquisitions primarily with approximately $0.1 million in cash provided by operating activities and an increase in long-term debt and current maturities of long term debt of approximately $111.4 million. In the first quarter of 1997, the Company financed its capital expenditures primarily with approximately $0.8 million in cash provided by operating activities.

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

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



                           DAVEL COMMUNICATIONS GROUP, INC.




Date:  November 9, 1998    /s/ Michael E. Hayes
                           ---------------------------------
                           Michael E. Hayes
                           Senior Vice President and Chief Financial Officer