Form 10-Q/A
period 1998-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-09
CIK 911016

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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

As of August 13, 1998, the number of shares outstanding of the Registrant`s Common Stock was 5,772,209.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                (In thousands, except per share and share data)

                                                                                  June 30            December 31
                                                     ASSETS                        1998                 1997
                                                                                   ----                 ----
CURRENT ASSETS
    Cash and cash equivalents                                                   $   7,435          $   2,567
    Trade accounts receivable, net of allowance
       for doubtful accounts of $5,344 and $185,
       respectively                                                                24,164              9,105
    Note receivable                                                                 2,347              2,536
    Other current assets                                                            3,713                702
                                                                                ---------          ---------
                Total current assets
                                                                                   37,659             14,910


PROPERTY AND EQUIPMENT                                                             82,112             34,528

OTHER ASSETS                                                                       65,506              3,520
                                                                                ---------          ---------

                Total assets                                                    $ 185,277          $  52,958
                                                                                =========          ==========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                        $  16,667          $   1,501
    Accounts payable                                                                3,067              1,257
    Accrued liabilities                                                            10,428              1,832
                                                                                ---------          ---------

                Total current liabilities                                          30,162              4,590

LONG-TERM DEBT                                                                     80,330              6,801

DEFERRED INCOME TAXES                                                              10,267              3,597

SHAREHOLDERS' EQUITY
    Preferred stock - $.01 par value, 1,000,000 shares
       authorized but unissued                                                          -                  -
    Common stock - $.01 par value, 10,000,000 shares
       authorized, 5,772,209 and 4,629,323 shares issued
       and outstanding, respectively                                                   58                 46
Additional paid-in capital                                                         49,191             20,685
    Retained earnings                                                              15,269             17,239
                                                                                ---------          ---------

                Total shareholders' equity                                         64,518             37,970
                                                                                ---------          ---------

                Total liabilities and shareholders' equity                      $ 185,277          $  52,958
                                                                                =========          =========

     The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30

                (In thousands, except per share and share data)

                                                                                1998              1997
                                                                                ----              ----
Revenues
    Coin calls
    Non-coin calls                                                             $   14,896       $    6,086
                                                                                    9,811            5,795
                                                                               ----------       ----------

                      Total revenues                                               24,707           11,881

Costs and expenses
    Telephone charges                                                               5,363            2,318
    Commissions                                                                     3,777            1,551
    Service, maintenance and network costs                                          4,908            2,368
    Selling, general and administrative                                             9,375            3,055
                                                                               ----------       ----------

                      Total operating costs and expenses                           23,423            9,292
                                                                               ----------       ----------
                      Operating profit                                              1,284            2,589

Interest expense                                                                   (2,562)             (83)

Other                                                                                 180               96
                                                                               ----------       ----------

             Income (loss) from operations before income taxes                     (1,098)           2,602

Provision for income taxes                                                           (462)             989
                                                                               ==========       ==========

             Net income (loss)                                                 $     (636)      $    1,613
                                                                               ==========       ==========

Basic earnings (loss) per share                                                $     (.14)      $      .35
                                                                               ==========       ==========

Diluted earnings (loss) per share                                              $     (.14)      $      .35
                                                                               ==========       ==========

Weighted average shares outstanding                                             4,672,774        4,581,269
                                                                               ==========       ==========


       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                       FOR THE SIX MONTHS ENDING JUNE 30

                (In thousands, except per share and share data)

                                                                            1998           1997
                                                                            ----           ----
Revenues
    Coin calls                                                             $26,432        $11,457
    Non-coin calls                                                          17,578         11,104
                                                                            ------         ------

            Total revenues                                                  44,010         22,561

Costs and expenses
    Telephone charges                                                        9,876          4,569
    Commissions                                                              6,969          2,928
    Service, maintenance and network costs                                   9,002          4,598
    Restructuring costs                                                        825              -
    Selling, general and administrative                                     16,898          6,064
                                                                            ------          -----

            Total operating costs and expenses                              43,570         18,159
                                                                            ------         ------

            Operating profit                                                   440          4,402


Interest expense                                                            (4,209)          (161)

Other                                                                          343            169
                                                                               ---            ---

            Income (loss) from operations before income taxes               (3,426)         4,410

Provision for income taxes                                                  (1,456)         1,674
                                                                            ------         ------

            Net income (loss)                                              $(1,970)        $2,736
                                                                           =======         ======

Basic earnings (loss) per share
                                                                             $(.42)          $.60
                                                                             =====           ====

Diluted earnings (loss) per share                                            $(.42)          $.59
                                                                             =====           ====

Weighted average shares outstanding                                      4,657,265        4,581,269
                                                                         =========        =========


       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30

                                (In thousands)


                                                                               1998              1997
                                                                               ----              ----
Cash flows from operating activities
    Net income (loss)                                                      $(1,970)          $2,736
    Adjustments to reconcile net income (loss) to cash flows
       from operating activities:
          Gain on sale of property and equipment                               (36)              (6)
          Depreciation and amortization                                      7,456            1,896
          Deferred income taxes                                                270              413
          Restructuring charge                                                 825                -
    Changes in assets and liabilities, net of
       effects from acquisitions
          Accounts receivable                                               (9,172)          (3,197)
          Note receivable                                                      189                -
          Other assets                                                      (2,687)             211
          Accounts payable                                                   1,147              175
          Accrued liabilities                                                3,546              260
                                                                             -----              ---

                Net cash flows from operating activities                     (432)            2,488

Cash flows from investing activities
    Capital expenditures                                                    (3,805)          (2,480)
    Proceeds from sale of property and equipment                                51               19
    Decrease in net assets of discontinued operations                            -              599
    (Increase) decrease in cash value of life insurance                          -               (2)
    Increase in other investing assets                                      (1,597)            (237)
    Purchase of pay telephones                                                (215)          (6,160)
    Purchase of Communications Central Inc., net of cash acquired         (103,946)               -
                                                                          --------           -------

                 Net cash flows from investing activities                 (109,512)          (8,261)

Cash flows from financing activities
    Long-term debt financing                                               120,700            6,160
    Payments on long-term debt                                             (34,405)          (3,115)
    Proceeds of sale of common stock                                        28,517                -
                                                                            ------           ------

                 Net cash flows from financing activities                  114,812            3,045
                                                                           -------            -----
                 Net (decrease) increase in cash
                   and cash equivalents                                      4,868           (2,728)

Cash and cash equivalents, beginning of period                               2,567            4,630
                                                                             -----            -----
Cash and cash equivalents, end of period
                                                                            $7,435           $1,902
                                                                            ======           ======

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

1.   DESCRIPTION OF BUSINESS
     -----------------------

Davel Communications Group, Inc. and its subsidiaries taken as a whole (the "Company") owns and operates a network of approximately 40,000 payphones in 36 states and the District of Columbia and provides operator services to these payphones through its long-distance switching equipment and through contractual relationships with various long-distance companies. The Company's payphones can accept coins as payment for local and long-distance calls and process non-coin calls, including calling card, credit card and third-party billed calls. The Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and other locations which typically have a high demand for payphone service.

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

3.   ACQUISITION
     -----------

On February 3, 1998, the Company completed its acquisition of Communications Central, Inc. (the "CCI Acquisition) at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $6.9 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition will be amortized over fifteen years using straight-line amortization. The following summarizes unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.

          Six Months Ended June 30, 1997:
               Total revenues                                    $51,561
                                                                 =======

               Income from continuing operations                   3,066
                                                                 =======

               Basic Income from continuing operations
               per share                                            0.67
                                                                 =======

               Diluted Income from continuing operations
               per share                                            0.65
                                                                 =======

               The allocation of the purchase price of the CCI Acquisition is summarized as follows:

               Working capital                    $  7,955
               Property and equipment, net          48,578
               Goodwill                             45,700
               Identifiable intangible assets       11,583
                                                  --------
                                                  $113,816
                                                  ========

4.   LINE-OF-CREDIT
     --------------

In connection with the CCI Acquisition on February 3, 1998, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on a 1996 credit agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

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

Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments, the first was paid on June 30, 1998 and the next two installments (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the two calendar quarters commencing with the quarter ending September 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of August 13, 1998, $80.2 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.0 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

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

On June 30, 1998, the Company and the Lenders agreed to the third amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through November 30, 1998. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders have agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increases the amount of capital expenditures allowed from $6.0 million in the fiscal year ended December 31, 1998, to $10.0 million to allow the Company to pursue additional payphone acquisitions.

5.   RESTRUCTURING COSTS
     -------------------

In connection with the CCI Acquisition, the Company plans to close the Atlanta office of CCI and close field offices where CCI and the Company have duplicate facilities. The office closings are expected to be completed by the end of the third quarter of 1998. In connection with this, the Company recognized restructuring costs of $825. These costs are composed of payments incurred in connection with early lease terminations, facility closing costs and employee termination benefits for 53 excess field operations and administrative personnel. Costs of $298 were incurred in the six months ended June 30, 1998 and taken against the reserve.

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

Cash paid for interest and income taxes for the six month periods ended June 30, 1998 and 1997 was as follows:

                                      1998          1997
                                      ----          ----
               Interest            $3,408,522     $160,694
               Income taxes        $  192,399     $  1,865

7.   PROVISION FOR DIAL-AROUND COMPENSATION
     --------------------------------------

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers
(PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 -$0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997 through June 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

The Company recorded dial-around compensation revenue of approximately $4.2 million, $7.9 million, $2.3 million and $4.8 million for the three month and six month periods ended June 30, 1998 and 1997, respectively.

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

At this time, the Company is not able to quantify either the amount of per-phone compensation where digits are not provided, the number of its payphones served by non-equal access switches, or the number of equal access switches in small and mid-sized LEC territories. Under the 1998 Payphone Order, for each such payphone served by a non-equal access switch or in a small or mid-sized LEC territory, the Company could experience a reduction in dial-around compensation. Based on currently available information, the Company believes that the number of such payphones is less than 3% of its payphone base and any related reduction would not have a material adverse effect on its financial condition and results of operations. Further, upon the FCC's review of additional data and reconsideration of the 1998 Payphone Order, the compensation methodologies described above could be revised.

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

                                                  Three months ended June 30,
                                                            1998         1997
                                                            ----         ----
       Weighted average shares outstanding             4,672,774    4,581,269
       Assumed exercise of options and warrants
          (treasury stock method)                        128,029       88,432
                                                       ---------    ---------
       Diluted shares outstanding                      4,800,803    4,669,701
                                                       =========    =========

                                                       Six months ended June 30,
                                                            1998          1997
                                                            ----          ----
          Weighted average shares outstanding          4,657,265     4,581,269
          Assumed exercise of options and warrants
               (treasury stock method)                   128,029        88,432
                                                       ---------     ---------
          Diluted shares outstanding                   4,785,294     4,669,701
                                                       =========     =========

10.  OTHER EVENTS
     ------------

On June 12, 1998, the Company announced the signing of a definitive agreement to merge with PhoneTel Technologies, Inc, ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel will receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholders' approval; provided, however, that, in no event, will PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock. The transaction, which is expected to close in the fall of 1998, is subject to the approval of the shareholders of both companies and receipt of required regulatory approvals. The transaction is also subject to other conditions, including PhoneTel's redemption of its 14% PIK Preferred Stock and consummation of a cash tender offer for its 12% Senior Notes due 2006 at a price not exceeding 101% of the principal amount of the notes, pursuant to which a minimum of 80% of the aggregate outstanding principal amount of $125 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Company expects to account for the merger as a pooling of interests. PhoneTel owns a network of approximately 45,000 payphones in 42 states.

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

11.  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

In April 1998, the FASB adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect adoption to have a material impact on its consolidated financial statements.

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benenfits," which establishes reporting requirements related to a business's pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998. The Company does not expect adoption to have a material impact on its consolidated financial statements.

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

OTHER EVENTS

     On June 12, 1998, the Company announced the signing of a definitive agreement to merge with PhoneTel Technologies, Inc, ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel will receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholders' approval; provided, however, that, in no event, will PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock. The transaction, which is expected to close in the fall of 1998, is subject to the approval of the shareholders of both companies and receipt of required regulatory approvals. The transaction is also subject to other conditions, including PhoneTel's redemption of its 14% PIK Preferred Stock and consummation of a cash tender offer for its 12% Senior Notes due 2006 at a price not exceeding 101% of the principal amount of the notes, pursuant to which a minimum of 80% of the aggregate outstanding principal amount of $125 million shall have been tendered. The refinancing of the combined companies' indebtedness will be achieved through a combination of high yield debt and a senior credit facility. The Company expects to account for the merger as a pooling of interests. PhoneTel owns a network of approximately 45,000 payphones in 42 states.

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

Dial Around Compensation

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1999, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers (PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997 through June 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997, from the initial $45.85 rate to

$37.20 ($0.284 per call multiplied by 131 calls). Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

     The Company recorded dial-around compensation revenue of approximately $4.2 million, $7.9 million, $2.3 million and $4.8 million for the three month and six month periods ended June 30, 1998 and 1997, respectively.

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

     The FCC provided that the 1998 Payphone Order was applicable only to the period beginning October 7, 1997 and not to the period from November 6, 1996 to October 6, 1997. The FCC indicated that issues related to this period would be addressed in a subsequent order.

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

Billed Party Preference

     New FCC rules regarding Billed Party Preference require payphone operatiors to give payphone users the option of receiving a rate quote before a call is connected when making a 0+ interstate call. These rules, which became effective on July 1, 1998, could reduce revenues earned by the Company on long-distance services provided by the Company. The Company cannot currently assess what impact the new rules will have on its financial performance.

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

     Coin call revenues increased approximately $8.8 million, or 144.8%, increasing from approximately $6.1 million in the second quarter of 1997, to approximately $14.9 million in the second quarter of 1998. The growth in coin income was driven primarily by an increase in the number of installed payphones primarily due to the CCI Acquisition, and an increase of approximately $0.3 million resulting from other acquisitions and the installation of payphones at locations with favorable coin call traffic. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first six months of 1998 than experienced in the prior-year periods.

     Non-coin call revenues increased approximately $4.0 million or 69.3%, from approximately $5.8 million in the three months ended June 30, 1997, to approximately $9.8 million in the three months ended June 30, 1998. The growth in non-coin revenues was primarily due to an increase of approximately $5.5 million in non-coin revenues (including approximately $2.3 million from dial-around compensation) resulting from an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the second quarter of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the second quarter of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order which was in effect during the period. Had the Company restated the three-month period ended June 30, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $475,000 higher. The increase in non-coin call revenues was offset by a decrease of approximately $1.0 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones and approximately $0.7 million related to the difference in the dial-around compensation rate between the two periods.

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

     Commissions rose approximately $2.2 million, or 143.5%, from approximately $1.4 million in the second quarter of 1997 to approximately $3.8 million in the three months ended June 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 13.1% in the three months ended June 30, 1997 to 15.3% of revenues in the second quarter of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition. However, this was partially offset by the fact that while many of the Company's contracts with location owners provide for commission percentages proportionate with increases in revenues, some are based on flat monthly rates set by the agreements.

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

     Selling, general and administrative ("SG&A") expenses increased approximately $6.3 million, or 206.9%, from the prior year, increasing from approximately $3.1 million in 1997 to approximately $9.4 million in 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $3.3 million or 331.1%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $2.0 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities, and approximately $1.0 million in additional SG&A expenses related to acquisitions made, branch office facilities opened and increased salaries and administrative costs during the last two quarters of 1997 and the first two quarters of 1998. The Company is finalizing the integration of its operations with the operations of CCI and began eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998.

     Interest and other income increased approximately $84,000 or 87.5% in the second quarter of 1998 over the prior-year period, rising from approximately $96,000 in 1997 to approximately $180,000 in 1998. This increase resulted primarily from an increase in interest income resulting from higher cash balances in the Company's interest-bearing accounts in the second quarter of 1998 over the second quarter of 1997. Interest expense in the three months ended June 30, 1998 increased approximately $2.5 million, or 2,986.7%, compared to the prior-year period, increasing from approximately $83,000 in 1997 to approximately $2.6 million in the second quarter of 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. On June 30, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under its credit facility by $24.3 million, and by $5.5 million on August 6, 1998.

     Net income decreased approximately $2.2 million or 139.5% from the prior-year period, decreasing from net income of approximately $1.6 million, in the three months ended June 30, 1997 to a net loss of approximately $636,000 in the second quarter of 1998.

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

     Coin call revenues increased approximately $15.0 million, or 130.7%, from approximately $11.5 million in the six months ended June 30, 1997, to approximately $26.4 million in the same period of 1998. The growth in coin income was driven primarily by an increase of approximately $14.9 million in coin call revenues resulting from growth in the number of installed payphones primarily due to the CCI Acquisition, and an increase of approximately $0.1 million resulting from other acquisitions and the installation of payphones at locations with favorable coin call traffic. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls in many locations from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first six months of 1998.

     Non-coin call revenues increased approximately $6.5 million or 58.3%, from approximately $11.1 million in the six months ended June 30, 1997, to approximately $17.6 million in the six months ended June 30, 1998. The growth in non-coin revenues was primarily due to an increase of approximately $9.9 million in non-coin revenues (including an increase of approximately $4.6 million in dial-around compensation) resulting from an increase in the number of installed payphones. As a result of the 1997 Payphone Order, the Company recorded dial-around compensation in the first six months of 1998 at a rate of $37.20 per phone per month. Dial-around compensation for the first six months of 1997 was recorded at a rate of $45.85 per phone per month, which reflected provisions of the 1996 Payphone Order that were in effect during the period. Had the Company restated the six-month period ended June 30, 1997 to reflect the 1998 presentation, growth in non-coin revenues would have been approximately $875,000 higher. The increase in non-coin call revenues was offset by a decrease of approximately $2.1 million related to lower volumes of calls per payphone routed through its long distance network due to increases in the number of dial-around calls placed from its payphones, and approximately $1.3 million related to the difference in the dial-around compensation rate between periods.

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

     Commissions rose approximately $4.0 million, or 138.0%, from approximately $2.9 million in the six-month period ended June 30, 1997 to approximately $7.0 million in the same period of 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 13.0% in the six months ended June 30, 1997 to 15.8% in the first two quarters of 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition. However, this was partially offset by the fact that while many of the Company's contracts with location owners provide for commission percentages proportionate with increases in revenues, some are based on flat monthly rates set by the agreements.

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

     Selling, general and administrative ("SG&A") expenses increased approximately $10.8 million, or 178.7%, from the prior year, from approximately $6.1 million in 1997 to approximately $16.9 million in the first six months of 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $5.6 million or 293.2%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $3.7 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities, and approximately $1.5 million in additional SG&A expenses related to acquisitions made, branch office facilities opened and increased salaries and administrative costs during the last two quarters of 1997 and the first two quarters of 1998. The Company is finalizing the integration of its operations with the operations of CCI and began eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998. The Company also recognized a non-recurring charge of approximately $0.83 million in the first quarter of

1998 related to corporate restructuring resulting from the CCI Acquisition. The restructuring charge includes reserves of approximately $0.3 million for lease termination costs, $0.2 million for severance pay and $0.33 million for facility closing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     As of June 30, 1998, the Company had a current ratio of 1.25 to 1, as compared to a current ratio of 3.25 to 1 on December 31, 1997. The decrease was primarily attributable to an increase in current maturities of long-term debt of approximately $15.2 million related to the incurrence of indebtedness in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. The increases in the Company's assets and liabilities between December 31, 1997 and June 30, 1998 are generally due to the CCI Acquisition. Specifically, the allowance for doubtful accounts increased from $0.2 million at December 31, 1997 to $5.3 million at June 30, 1998, due to a large allowance on receivables related to CCI's former inmate operations which were not sold in connection with the sale of the inmate operations to Talton Holdings, Inc. Other assets increased from $3.5 million at December 31, 1997 to $65.5 million at June 30, 1998 due to the addition of $45.7 million of goodwill and $11.6 million of other intangible assets in connection with the CCI Acquisition. Additional paid-in capital increased from $20.7 million at December 31, 1997 to $49.2 million at June 30,1998 due to the sale of 1.0 million shares of the Company's Common Stock for $28.0 million on June 29, 1998 to an affiliate of Equity Group Investments Inc., a privately-held investment company controlled by Sam Zell. Cash flows from investing activities decreased $101.3 million primarily as a result of the CCI Acquisition.

     The Company's capital expenditures, exclusive of acquisitions, for the six months ended June 30, 1998 and 1997 were $3.8 million and $2.5 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. In the first two quarters of 1998, the Company financed its capital expenditures and acquisitions primarily with approximately $114.8 million in cash provided by financing activities. In the same period of 1997, the Company financed its capital expenditures primarily with approximately $2.5 million in cash provided by operating activities and approximately $3.0 million in cash provided by financing activities.

Credit Agreement

     In connection with the CCI Acquisition on February 3, 1998, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million outstanding on the 1996 Credit Agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

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

     Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments, the first was paid on June 30, 1998 and the next two installments (each in the aggregate principal amount of approximately $3.33 million) are due on the last day of each of the two calendar quarters commencing with the quarter ending September 30, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of August 13, 1998, $80.2 million in outstanding principal amount had been borrowed under the Term Loan Facility and $9.0 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

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

     On June 30, 1998, the Company and the Lenders agreed to the third amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through November 30, 1998. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders have agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increases the amount of capital expenditures allowed from $6.0 million, to $10.0 million to allow the Company to pursue additional payphone acquisitions.

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

SIGNATURE
---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DAVEL COMMUNICATIONS GROUP, INC.


Date:  November 9, 1998                  /s/ Michael E. Hayes
                                        ------------------------------
                                   Michael E. Hayes
                                   Senior Vice President and
                                   Chief Financial Officer