Form 10-Q
period 1998-09-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-16
CIK 911016

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


  For Quarter Ended: September 30, 1998      Commission File Number: 0-22610


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

As of November 13, 1998, the number of shares outstanding of the Registrant`s Common Stock was 5,784,209.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                (In thousands, except per share and share data)

                                                                                         September 30    December 31
                                                                                            1998            1997
                                                                                            ----            ----
                                                       ASSETS
                                                       ------

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  4,247      $ 2,567
  Trade accounts receivable, net of allowance for doubtful accounts of $5,366 and $185,
   respectively                                                                                  22,707        9,105
  Note receivable                                                                                 2,404        2,536
  Other current assets                                                                            3,890          702
                                                                                              ----------   ----------
     Total current assets                                                                        33,248       14,910

PROPERTY AND EQUIPMENT                                                                           87,434       34,528

OTHER ASSETS, net                                                                                62,556        3,520
                                                                                              ----------   ----------
     Total assets                                                                              $183,238      $52,958
                                                                                              ==========   ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                         $ 20,833      $ 1,501
  Accounts payable                                                                                4,550        1,257
  Accrued liabilities                                                                             8,784        1,832
                                                                                              ----------   ----------
     Total current liabilities                                                                   34,167        4,590
                                                                                              ----------   ----------

LONG-TERM DEBT                                                                                   74,927        6,801
                                                                                              ----------   ----------


DEFERRED INCOME TAXES                                                                            10,189        3,597
                                                                                              ----------   ----------
SHAREHOLDERS' EQUITY:
  Preferred stock - $.01 par value, 1,000,000 shares authorized but unissued                          -            -
  Common stock - $.01 par value, 10,000,000 shares authorized, 5,784,209 and 4,629,323
   shares issued and outstanding, respectively                                                       58           46

  Additional paid-in capital                                                                     49,382       20,685
  Retained earnings                                                                              14,515       17,239
                                                                                              ----------   ----------
     Total shareholders' equity                                                                  63,955       37,970
                                                                                              ----------   ----------
     Total liabilities and shareholders' equity                                                $183,238      $52,958
                                                                                              ==========   ==========

     The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                (In thousands, except per share and share data)

                                                                          1998             1997
                                                                     ---------------  --------------
REVENUES:
  Coin calls                                                             $   14,998      $    6,761
  Non-coin calls                                                             10,175           5,135
                                                                       ------------    ------------
     Total revenues                                                          25,173          11,896
                                                                       ------------    ------------
COSTS AND EXPENSES:
  Telephone charges                                                           5,143           2,618
  Commissions                                                                 3,974           1,713
  Service, maintenance and network costs                                      5,342           3,194
  Selling, general and administrative                                         9,190           4,063
                                                                       ------------    ------------
     Total operating costs and expenses                                      23,649          11,588
                                                                       ------------    ------------
     Operating profit                                                         1,524             308

INTEREST EXPENSE                                                             (2,086)           (158)

OTHER                                                                          (192)            227
                                                                       ------------    ------------
     Income (loss) from operations before income taxes                         (754)            377

PROVISION FOR INCOME TAXES                                                        -             132
                                                                       ============    ============
     Net income (loss)                                                   $     (754)     $      245
                                                                       ============    ============
BASIC EARNINGS (LOSS) PER SHARE                                          $     (.13)     $      .05
                                                                       ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:                                       $     (.13)     $      .05
                                                                       ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       5,780,427       4,612,260
                                                                       ============    ============

       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                (In thousands, except per share and share data)

                                                                          1998             1997
                                                                     ---------------  --------------
REVENUES:
  Coin calls                                                             $   41,430      $   18,218
  Non-coin calls                                                             27,753          16,239
                                                                       ------------    ------------
     Total revenues                                                          69,183          34,457
                                                                       ------------    ------------
COSTS AND EXPENSES:
  Telephone charges                                                          15,019           7,187
  Commissions                                                                10,943           4,641
  Service, maintenance and network costs                                     14,344           7,792
  Restructuring costs                                                           825               -
  Selling, general and administrative                                        26,088          10,127
                                                                       ------------    ------------
     Total operating costs and expenses                                      67,219          29,747
                                                                       ------------    ------------
     Operating profit                                                         1,964           4,710

INTEREST EXPENSE                                                             (6,295)           (319)

OTHER                                                                           152             395
                                                                       ------------    ------------
     Income (loss) from operations before income taxes                       (4,179)          4,786

PROVISION FOR INCOME TAXES                                                   (1,455)          1,806
                                                                       ============    ============
     Net income (loss)                                                   $   (2,724)     $    2,980

BASIC EARNINGS (LOSS) PER SHARE                                          $     (.54)     $      .65
                                                                       ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:                                       $     (.54)     $      .63
                                                                       ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       5,031,652       4,591,713
                                                                       ============    ============

       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                (In thousands)

                                                                                     1998            1997
                                                                                ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                   $  (2,724)      $  2,980
 Adjustments to reconcile net income to cash flows from operating activities-
    Gain on sale of property and equipment                                                 (36)          (138)
    Depreciation and amortization                                                       11,683          3,044
    Deferred income taxes                                                                  192            579
    Deferred gain on sale of assets                                                          -            139
    Restructuring charge                                                                   825              -
Changes in assets and liabilities, net of effects from acquisitions
 Accounts receivable                                                                    (7,715)        (2,390)
 Note receivable                                                                           132              -
 Other assets                                                                           (3,350)           156
 Accounts payable                                                                        2,630            316
 Accrued liabilities                                                                     1,902             57
                                                                                  -------------   -----------
     Net cash flows from operating activities                                            3,539          4,743
                                                                                  -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                   (7,143)        (4,375)
 Proceeds from sale of property and equipment                                               51             19
 Decrease in net assets of discontinued operations                                           -            599
 (Increase) decrease in cash value of life insurance                                         -             (6)
 Increase in other investing assets                                                     (1,597)          (164)
 Purchase of pay telephones                                                             (2,990)        (6,674)
 Purchase of Communications Central, Inc., net of cash acquired                       (103,946)             -
                                                                                  -------------   -----------
     Net cash flows from investing activities                                         (115,625)       (10,601)
                                                                                  -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt financing                                                              129,000          6,160
 Payments on long-term debt                                                            (43,942)        (3,502)
 Increase in other financing assets                                                     28,708            681
                                                                                  -------------   -----------
     Net cash flows from financing activities                                          113,766          3,339
                                                                                  -------------   -----------
     Net (decrease) increase in cash and cash equivalents                                1,680         (2,519)

CASH AND CASH EQUIVALENTS, beginning of period                                           2,567          4,630
                                                                                  -------------   -----------
CASH AND CASH EQUIVALENTS, end of period                                             $   4,247       $  2,111
                                                                                  =============   ===========

       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three- and nine-month periods ended September 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K (as amended) for the year ended December 31, 1997. The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

3. ACQUISITION
   -----------

On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $6.9 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition will be amortized over fifteen years using straight-line amortization. The following summarizes unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.

                    Nine Months Ended September 30, 1997:
                              Total revenues                                  $   76,809


                              Loss from continuing operations                 $     (911)
                                                                              ==========

                              Basic and diluted loss from continuing
                                 operations per share                         $    $(.18)
                                                                              ==========

                    The allocation of the purchase price of the CCI Acquisition is summarized as follows:

                    Working capital                                           $   7,955
                    Property and equipment, net                                  48,578
                    Goodwill                                                     45,700
                    Identifiable intangible assets                               11,583
                                                                              ----------
                                                                              $ 113,816
                                                                              ==========

4. LINE-OF-CREDIT
   --------------

In connection with the CCI Acquisition on February 3, 1998, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5.0 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million on a 1996 credit agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of November 16, 1998, the interest rates on the balance of $76.8 million outstanding under the Term Loan Facility and on a $8.0 million, a $5.0 million, and a $1.8 million note outstanding under the Revolving Credit Facility were 8.07%, 8.35%, 8.13% and 7.98%, respectively.

Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments. The first two were paid on June 30 and September 30, respectively. The third installment (in the aggregate principal amount of approximately $3.33 million) is due on the last day of the calendar quarter ending December 31, 1998. The next 20 installments in the aggregate principal amount of $5 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of November 16, 1998, $76.8 million in outstanding principal amount had been borrowed under the Term Loan Facility and $14.8 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

Loans under the Term Loan Facility and the Revolving Credit Facility may be prepaid at any time and are subject to certain mandatory prepayments in an amount equal to (i) 100% of the net proceeds in excess of $1.0 million received from the issuance of equity by the Company or its subsidiaries, (ii) 100% of the net proceeds from certain asset sales in excess of $0.5 million in any calendar year and (iii) 50% (75% for the Company's 1998 fiscal year) of the Company's Excess Cash Flow (as defined in the 1998 Credit Agreement) if the ratio of its Funded Debt to EBITDA as of the last day of the fiscal year is less than 2.5 to 1.0. Prepayments under the Revolving Loan Facility will be applied first to reduce Base Rate loans until they are reduced to zero and then to reduce LIBOR loans. On June 30, 1998 and August 6, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under the Term Loan Facility by $24.3 million and $5.5 million, respectively.

The Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and certain of the direct and indirect subsidiaries of the Company. The 1998 Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for similar financings.

On September 30, 1998, the Company and the Lenders agreed to the fifth amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through January 1, 1999. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increased the amount of capital expenditures allowed from $6.0 million in the fiscal year ended December 31, 1998, to $10.0 million to allow the Company to pursue additional payphone acquisitions. The Company prepaid a portion of the Term Loan Facility in August 1998 to a level within the required ratio of funded debt to EBITDA as of June 30, 1998. The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the 1998 Credit Agreement as current liabilities.

On September 30, 1998, the Company entered into an additional revolving loan commitment of $5.0 million with NationsBank, N.A., under the same terms as the 1998 Credit Agreement. The principal of this revolving loan commitment and all accrued interest thereon will be payable on January 15, 1999. As of November 16, 1998, $2.5 million was outstanding under this revolving loan commitment.

5. RESTRUCTURING COSTS
   -------------------

In connection with the CCI Acquisition, the Company has closed the Atlanta office of CCI and field offices where CCI and the Company had duplicate facilities. The office closings were completed during the third quarter of 1998. The Company recognized restructuring costs of $825, composed of payments incurred in connection with early lease terminations, facility closing costs and employee termination benefits for 53 excess field operations and administrative personnel. The Company expects to complete the restructuring related to the CCI Acquisition by the end of 1998. Costs of $570 were incurred during the nine months ended September 30, 1998 and taken against the reserve.

6. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

Cash paid for interest and income taxes for the nine month periods ended September 30, 1998 and 1997 was as follows:


                           1998    1997
                          -------  -----

          Interest         $6,452  $ 319
          Income taxes     $  192  $ 286

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

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997 through September 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996, through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997, will be allocated among the IXCs will be addressed in a subsequent order.

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

The Company recorded dial-around compensation revenue of approximately $4.5 million, $12.4 million, $3.2 million and $7.8 million for the three month and nine month periods ended September 30, 1998 and 1997, respectively.

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

On May 15, 1998, the Court remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level, asserting that the appropriate level of fair compensation should be lower than $0.284 per call. Any determination by the Court upholding such a challenge could have a material adverse impact on the Company's results of operations and financial position.

On April 3, 1998, the FCC issued a Memorandum Opinion and Order (the "1998 Payphone Order") which was made immediately effective. The 1998 Payphone Order granted IXCs a waiver of dial-around compensation requirements to enable them to pay per-phone compensation in lieu of per-call payments for dial-around calls when payphone-specific coding digits are not available to track the calls as being generated from a payphone. Payphones that are capable of providing such digits were determined to receive compensation at a rate of $0.284 per call. For payphones that cannot provide specific coding digits, the FCC stated that a flat-rate, per-phone payment must be made by calculating the average monthly number of dial-around calls received from Regional Bell Operating Company ("RBOC") payphones that can provide the coding digits. The average number of RBOC payphones providing coding digits as of the first of each month will be added together for the months of October 1997 through March 1998 and divided by six to calculate an average number of RBOC payphones. The average number of calls per month is then divided by the average number of phones per month to arrive at an average call volume from RBOC payphones. This average multiplied by $0.284 determines the amount of monthly flat-rate, per-phone compensation for payphones that cannot supply payphone-specific coding digits. A six-month average was used to calculate such compensation amounts for the fourth quarter of 1997 and first quarter 1998 payments. Beginning in the second quarter of 1998, the individual monthly average will be used for the month in which compensation is payable.

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

8.  COMPREHENSIVE INCOME
    --------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the three and nine month periods ended September 30, 1998 and 1997, comprehensive income equals net income.

9.  EARNINGS PER SHARE:
    -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for the three month and nine month periods ended September 30, 1998 and 1997.

                                                        Three months ended September 30,
                                                             1998           1997
                                                         -------------  -------------
Weighted average shares outstanding                          5,780,427      4,612,260
Assumed exercise of options and warrants (treasury
 stock method)                                                  95,482        128,630
                                                          ------------   ------------
Diluted shares outstanding                                   5,875,909      4,740,890
                                                          ============   ============

                                                       Nine months ended September 30,
                                                             1998           1997
                                                         -------------  -------------
Weighted average shares outstanding                          5,031,652      4,591,713
Assumed exercise of options and warrants (treasury
 stock method)                                                 183,620        126,110
                                                          ------------   ------------
Diluted shares outstanding                                   5,215,272      4,717,823
                                                          ============   ============

10.  OTHER EVENTS
     ------------

On June 12, 1998, the Company announced the signing of a definitive agreement (the "Davel/PhoneTel Merger Agreement") to merge with PhoneTel Technologies, Inc, ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel were to receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholders' approval; provided, however, that, in no event, would PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock.

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

On July 6, 1998, the Company announced the signing of a definitive agreement to merge with Peoples Telephone Company, Inc. ("Peoples Telephone"), based in Miami, Florida. Under the terms of the agreement, holders of common stock of Peoples Telephone will receive 0.235 shares of Company common stock for each outstanding share of Peoples Telephone common stock. The exchange ratio is fixed and not subject to adjustment. The transaction, which is intended to close in the fall of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of Peoples Telephone's convertible preferred stock into common stock and receipt by the Company of financing for, and successful consummation of, a cash tender offer for Peoples Telephone's 12 1/4% Senior Notes due 2002, pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Peoples Telephone has received irrevocable tenders of approximately $95 million principal amount of such notes out of $100 million principal amount outstanding. The refinancing of the combined companies' indebtedness will be achieved through a senior credit facility.

On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate the Davel/PhoneTel Merger Agreement, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated, and also filed a claim against Peoples Telephone alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim seeks specific performance of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim initiated by PhoneTel.

11.  NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------

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

GENERAL

     During the third quarter of 1998, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

     On February 3, 1998, the Company acquired all the issued and outstanding shares of common stock, $.01 par value per share of Communications Central Inc. ("CCI") (including the associated rights to purchase shares of common stock) at a price of $10.50 per share in cash, or approximately $70 million in the aggregate, and assumed CCI's outstanding debt of $36.4 million. In order to finance the acquisition of CCI, the Company entered into a credit agreement, dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders, pursuant to which the lenders made available to the Company an initial revolving loan commitment of $15 million and a term loan commitment of $110 million.

OTHER EVENTS

     On June 12, 1998, the Company announced the signing of a definitive agreement (the "Davel/PhoneTel Merger Agreement") to merge with PhoneTel Technologies, Inc, ("PhoneTel"), based in Cleveland, Ohio. Under the terms of the agreement, shareholders of PhoneTel were to receive Company common stock equal to $3.08 per share based on the Company's average closing price for the 30 consecutive trading days ending on the second trading day prior to shareholders' approval; provided, however, that, in no event, would PhoneTel shareholders receive greater than 0.13765 shares of Company common stock for each share of PhoneTel stock.

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

     On July 6, 1998, the Company announced the signing of a definitive agreement to merge with Peoples Telephone Company, Inc. ("Peoples Telephone"), based in Miami, Florida. Under the terms of the agreement, holders of common stock of Peoples Telephone will receive 0.235 shares of Company common stock for each outstanding share of Peoples Telephone common stock. The exchange ratio is fixed and not subject to adjustment. The transaction, which is intended to close in the fall of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of Peoples Telephone's convertible preferred stock into common stock and receipt by the Company of financing for, and successful consummation of, a cash tender offer for Peoples Telephone's 12 1/4% Senior Notes due 2002, pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Peoples Telephone has received irrevocable tenders of approximately $95 million principal amount of such notes out of $100 million principal amount outstanding. The refinancing of the combined companies' indebtedness will be achieved through a senior credit facility.

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate the Davel/PhoneTel Merger Agreement, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated, and also filed a claim against Peoples Telephone alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim seeks specific performance of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim initiated by PhoneTel.

REGULATORY IMPACT ON REVENUE

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, have increased rates for local coin calls from $.25 to $.35. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first nine months of 1998 than experienced in the prior-year periods. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation.

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

   In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997. For the period October 7, 1997 through September 30, 1998, the Company has recorded dial-around compensation at a rate of $0.284 multiplied by 131 calls or $37.20 per payphone per month. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per-call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and 800 subscriber calls during the period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

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

   The Company recorded dial-around compensation revenue of approximately $4.5 million, $12.4 million, $3.2 million and $7.8 million for the three month and nine month periods ended September 30, 1998 and 1997, respectively.

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

     On May 15, 1998, the Court remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level, asserting that the appropriate level of fair compensation should be lower than $0.284 per call. Any determination by the Court upholding such a challenge could have a material adverse impact on the Company's results of operations and financial position.

     On April 3, 1998, the FCC issued a Memorandum Opinion and Order (the "1998 Payphone Order") which was made immediately effective. The 1998 Payphone Order granted IXCs a waiver of dial-around compensation requirements to enable them to pay per-phone compensation in lieu of per-call payments for dial-around calls when payphone-specific coding digits are not available to track the calls as being generated from a payphone. Payphones that are capable of providing such digits were determined to receive compensation at a rate of $0.284 per call.
For payphones that cannot provide specific coding digits, the FCC stated that a flat-rate, per-phone payment must be made by calculating the average monthly number of dial-around calls received from Regional Bell Operating Company ("RBOC") payphones that can provide the coding digits. The average number of RBOC payphones providing coding digits as of the first of each month will be added together for the months of October 1997 through March 1998 and divided by six to calculate an average number of RBOC payphones. The average number of calls per month is then divided by the average number of phones per month to arrive at an average call volume from RBOC payphones. This average multiplied by $0.284 determines the amount of monthly flat-rate, per-phone compensation for payphones that cannot supply payphone-specific coding digits. A six-month average was used to calculate such compensation amounts for the fourth quarter of 1997 and first quarter 1998 payments. Beginning in the second quarter of 1998, the individual monthly average will be used for the month in which compensation is payable.

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

Billed Party Preference

     New FCC rules regarding Billed Party Preference require payphone operators to give payphone users the option of receiving a rate quote before a call is connected when making a 0+ interstate call. These rules, which became effective on July 1, 1998, could reduce revenues earned by the Company on long-distance services provided by the Company. The Company cannot currently assess what impact the new rules will have on its financial performance.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     For the three months ended September 30, 1998, total revenues increased approximately $13.3 million, or 111.6%, from approximately $11.9 million for the three months ended September 30, 1997 to approximately $25.2 million for the three months ended September 30, 1998. This growth was primarily attributable to an increase from 18,772 payphones on September 30, 1997 to 40,893 payphones on September 30, 1998, an increase of 22,121 payphones or 117.8%. The increase in the number of installed payphones was due primarily to the acquisition of Communications Central Inc. on February 3, 1998 (the "CCI Acquisition"), which added approximately 19,500 payphones to the Company's network. During the first nine months of 1998, the Company also added approximately 1,333 payphones to its network through other acquisitions.

     Coin call revenues increased approximately $8.2 million, or 121.8%, from approximately $6.8 million for the three months ended September 30, 1997, to approximately $15.0 million for the three months ended September 30, 1998. The growth in coin call revenues was driven by growth in the number of installed payphones primarily due to the CCI Acquisition. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first nine months of 1998 than experienced in the prior-year periods.

     Non-coin call revenues increased approximately $5.0 million or 98.1%, from approximately $5.1 million for the three months ended September 30, 1997, to approximately $10.1 million for the three months ended September 30, 1998. The growth in non-coin revenues was primarily due to an increase of approximately $6.5 million in non-coin revenues (including approximately $2.5 million from dial-around compensation) resulting from an increase in the number of installed payphones. In addition, the Company adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($.284 per call multiplied by 131 calls). As a result of this adjustment to non-coin revenue, the provision recorded in the three month period ended September 30, 1997 for reduced dial-around compensation was approximately $1.2 million. For all periods subsequent to June 30, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The increase in non-coin call revenues was offset by a decrease of approximately $1.5 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Telephone charges rose approximately $2.5 million, or 96.4%, from approximately $2.6 million for the three months ended September 30, 1997 to approximately $5.1 million for the three months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Due to more favorable contracts with LECs and CLECs for local line access, the Company's average monthly telephone charge on a per phone basis decreased from $47.27 for the third quarter of 1997 to $43.15 for the third quarter of 1998. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to provide assurance that such contracts will be entered into or estimate the impact of further telephone charge reductions at this time.

     Commissions rose approximately $2.3 million, or 132.0%, from approximately $1.7 million for the three months ended September 30, 1997 to approximately $4.0 million for the three months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 14.4% for the three months ended September 30, 1997 to 15.8% of revenues for the three months ended September 30, 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition. However, this was partially offset by the fact that, while many of the Company's contracts with location owners provide for commission percentages proportionate with increases in revenues, some are based on flat monthly rates set by the agreements.

     Service, maintenance and network costs increased approximately $2.1 million, or 67.3%, from approximately $3.2 million for the three months ended September 30, 1997 to approximately $5.3 million for the three months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $57.68 for the three months ended September 30, 1997 to $44.81 for the three months ended September 30, 1998. The decrease in service, maintenance and network costs on a per-phone basis was primarily attributable to increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from the CCI Acquisition and expansion of its installed base of payphones.

     Selling, general and administrative ("SG&A") expenses increased approximately $5.1 million, or 126.2%, from the prior year, from approximately $4.1 million for the three months ended September 30, 1997 to approximately $9.2 million for the three months ended September 30, 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $3.1 million or 268.2%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $1.9 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities and other acquisitions made, branch office facilities opened and increased salaries and administrative costs during the last quarter of 1997 and the first three quarters of 1998, and $0.1 million in bank fees related to a $2.5 million note entered into on September 30, 1998. The Company is finalizing the integration of its operations with the operations of CCI, having begun eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998.

     Other income decreased approximately $0.4 million or 184.6% in the third quarter of 1998, from income of approximately $0.2 million for the three months ended September 30, 1997 to expense of approximately $0.2 million for the three months ended September 30, 1998. This decrease resulted primarily from a write off of approximately $0.4 million in costs associated with the terminated PhoneTel transaction. Interest expense for the three months ended September 30, 1998 increased approximately $1.9 million, or 1,220.3%, compared to the prior-year period, from approximately $158,000 for the three months ended September 30, 1997 to approximately $2.1 million for the three months ended September 30, 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility.

     Net income decreased approximately $1.0 million or 395.9% from the prior-year period, decreasing from net income of approximately $0.2 million for the three months ended September 30, 1997 to a net loss of approximately $0.7 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, total revenues increased approximately $34.7 million, or 100.8%, from approximately $34.5 million for the nine months ended September 30, 1997 to approximately $69.2 million for the nine months ended September 30, 1998. This growth was primarily attributable to an increase from 18,772 payphones on September 30, 1997 to 40,893 payphones on September 30, 1998, an increase of 22,121 payphones or 117.8%. The increase in the number of installed payphones was due primarily to the CCI Acquisition, which added approximately 19,500 payphones to the Company's network. During the first nine months of 1998, the Company also added approximately 1,333 payphones to its network through other acquisitions.

     Coin call revenues increased approximately $23.2 million, or 127.4%, from approximately $18.2 million for the nine months ended September 30, 1997, to approximately $41.4 million for the nine months ended September 30, 1998. The growth in coin call revenues was driven by growth in the number of installed payphones primarily due to the CCI Acquisition. In accordance with the new FCC rules, certain LECs and independent payphone service providers, including the Company, began to increase rates for local coin calls in many locations from $.25 to $.35 commencing October 7, 1997. While the Company has increased the local coin call rate on its payphones, it has experienced lower volumes of local coin calls originating from its payphones in the fourth quarter of 1997 and the first nine months of 1998.

     Non-coin call revenues increased approximately $11.5 million or 70.9%, from approximately $16.2 million for the nine months ended September 30, 1997, to approximately $27.7 million for the nine months ended September 30, 1998. The growth in non-coin revenues was primarily due to an increase of approximately $16.5 million in non-coin revenues (including an increase of approximately $7.4 million in dial-around compensation) resulting from an increase in the number of installed payphones. In addition, the Company adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($.284 per call multiplied by 131 calls). As a result of this adjustment to non-coin revenue, the provision recorded in the nine month period ended September 30, 1997 for reduced dial-around compensation was approximately $1.2 million. For all periods subsequent to June 30, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month. The increase in non-coin call revenues was offset by a decrease of approximately $5.0 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

     Telephone charges rose approximately $7.8 million, or 109.0%, increasing from approximately $7.2 million for the nine months ended September 30, 1997 to approximately $15.0 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Due to more favorable contracts with LECs and CLECs for local line access, the Company's average monthly telephone charge on a per phone basis decreased from $47.85 in 1997 to $45.41 in 1998. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to provide assurance that such contracts will be entered into or to estimate the impact of further telephone charge reductions at this time.

     Commissions rose approximately $6.3 million, or 135.8%, from approximately $4.6 million for the nine-month period ended September 30, 1997 to approximately $10.9 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. Commissions as a percentage of revenues increased from 13.5% for the nine months ended September 30, 1997 to 15.8% for the nine months ended September 30, 1998, reflecting a higher concentration of national and regional payphone contracts (contracts representing 50 or more payphones), primarily as a result of the CCI Acquisition. However, this was partially offset by the fact that, while many of the Company's contracts with location owners provide for commission percentages proportionate with increases in revenues, some are based on flat monthly rates set by the agreements.

     Service, maintenance and network costs increased approximately $6.5 million, or 84.1%, from approximately $7.8 million for the nine months ended September 30, 1997 to approximately $14.3 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in the number of installed payphones. The Company's average monthly service, maintenance and network costs on a per phone basis decreased from $51.88 for the first nine months of 1997 to $43.37 for the nine months ended September 30, 1998. The decrease in service, maintenance and network costs on a per-phone basis was primarily attributable to increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from the CCI Acquisition and expansion of its installed base of payphones.

     Selling, general and administrative ("SG&A") expenses increased approximately $15.9 million, or 157.6%, from approximately $10.1 million for the nine months ended September 30, 1997 to approximately $26.0 million for the nine months ended September 30, 1998. The increase was partially attributable to higher depreciation and amortization expense, which rose approximately $8.6 million or 283.8%, from the prior year, primarily reflecting depreciation and amortization expense related to the CCI Acquisition. The Company also incurred approximately $7.2 million in additional SG&A expenses associated with the operation of CCI administrative and field office facilities and other acquisitions made, branch office facilities opened and increased salaries and administrative costs during the last quarter of 1997 and the first three quarters of 1998, and $0.1 million in bank fees related to a $2.5 million note entered into on September 30, 1998. The Company is finalizing the integration of its operations with the operations of CCI, having begun eliminating redundant sales and administrative personnel and office facilities in the second quarter of 1998. The Company also recognized a non-recurring charge of approximately $0.83 million in the first quarter of 1998 related to corporate restructuring resulting from the CCI Acquisition. The restructuring charge included reserves of approximately $0.3 million for lease termination costs, $0.2 million for severance pay and $0.33 million for facility closing costs.

     Other income decreased approximately $0.2 million or 61.5% for the nine month period ended September 30, 1998 over the prior-year period, from approximately $0.4 million for the nine months ended September 30, 1997 to approximately $0.2 million for the nine months ended September 30, 1998. This decrease resulted primarily from a write off of approximately $0.4 million in costs associated with the terminated PhoneTel transaction. This decrease was partially offset by an increase in interest income resulting from higher cash balances in the Company's interest-bearing accounts in the first three quarters of 1998 over the same period of 1997. Interest expense in the nine months ended September

30, 1998 increased approximately $6.0 million, or 1,873.4%, from approximately $0.3 million for the nine months ended September 30, 1997 to approximately $6.3 million for the nine months ended September 30, 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness on February 3, 1998 in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. On June 30, 1998 and August 6, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under its credit facility by $24.3 million and $5.5 million, respectively.

     Net income decreased approximately $5.7 million or 190.4% from the prior-year period, from net income of approximately $3.0 million, for the nine months ended September 30, 1997 to a net loss of approximately $2.7 million for the nine months ended September 30, 1998. Before the effect of the non-recurring restructuring charge of approximately $0.83 million recognized in the first quarter of 1998 and the non-recurring write-off of $0.4 million in the third quarter of 1998 related to the terminated PhoneTel transaction, net income decreased approximately $4.5 million or 150% from the prior year period, decreasing from net income of approximately $3.0 million for the nine months ended September 30, 1997 to a net loss of approximately $1.5 million for the first three quarters of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     As of September 30, 1998, the Company had a current ratio of 0.97 to 1, as compared to a current ratio of 3.25 to 1 on December 31, 1997. The decrease was primarily attributable to an increase in current maturities of long-term debt of approximately $19.3 million related to the incurrence of indebtedness in connection with the CCI Acquisition and refinancing of the Company's existing credit facility. The increases in the Company's assets and liabilities between December 31, 1997 and September 30, 1998 are generally due to the CCI Acquisition. Specifically, the allowance for doubtful accounts increased from $0.2 million at December 31, 1997 to $5.4 million at September 30, 1998, due to a large allowance on fully reserved receivables related to CCI's former inmate operations which were not sold in connection with the sale of the inmate operations to Talton Holdings, Inc. Other assets increased from $3.5 million at December 31, 1997 to $62.6 million at September 30, 1998 due to the addition of $45.7 million of goodwill and $11.6 million of other intangible assets in connection with the CCI Acquisition. Additional paid-in capital increased from $20.7 million at December 31, 1997 to $49.4 million at September 30, 1998 due to the sale of 1.0 million shares of the Company's Common Stock for $28.0 million on June 29, 1998 to an affiliate of Equity Group Investments, Inc., a privately-held investment company controlled by Sam Zell. Cash flows from investing activities decreased $115.6 million primarily as a result of the CCI Acquisition.

     The Company's capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 1998 and 1997 were $7.1 million and $4.4 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. In the first three quarters of 1998, the Company financed its capital expenditures and acquisitions
primarily with approximately $113.8    million in cash provided by financing
activities. In the same period of 1997, the Company financed its capital expenditures primarily with approximately $4.7 million in cash provided by operating activities, approximately $6.2 million in long-term debt financing and available cash reserves.

Credit Agreement

     In connection with the CCI Acquisition on February 3, 1998, the Company entered into a credit agreement dated as of February 3, 1998, with NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and other lenders (the "Lenders"), pursuant to which the Lenders made available to the Company an initial revolving loan commitment (the "Revolving Credit Facility") of $15 million, including a $5 million sublimit available for the issuance of letters of credit, and a term commitment (the "Term Loan Facility") of $110 million (the "1998 Credit Agreement"). The balance outstanding of $8.7 million on the 1996 Credit Agreement was refinanced simultaneously with the signing of the 1998 Credit Agreement and is included as part of the balances outstanding on the 1998 Credit Agreement.

     The loans outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest, at the Company's option, equal to (i) the Base Rate (as defined in the 1998 Credit Agreement ) plus a margin of 1.25% or (ii) LIBOR (as defined in the 1998 Credit Agreement), based on one, two, three or six month periods, plus a margin of 2.75%, with the applicable margins for the Term Loan Facility and the Revolving Credit Facility being subject to reductions based on the Company's ratio of Funded Debt (as defined in the 1998 Credit Agreement) to EBITDA (as defined in the 1998 Credit Agreement) at given times. As of November 16, 1998, the interest rates on the balance of $76.8 million outstanding under the Term Loan Facility and on a $8.0 million, a $5.0 million, and a $1.8 million note outstanding under the Revolving Credit Facility were 8.07%, 8.35%, 8.13% and 7.98%, respectively.

     Amounts outstanding under the Term Loan Facility are required to be repaid in consecutive quarterly installments. The first two were paid on June 30 and September 30, respectively. The third installment (in the aggregate principal amount of approximately $3.33 million) is due on the last day of the calendar quarter ending December 31, 1998. The next 20 installments in the aggregate principal amount of $5.0 million each will be due on the last day of each calendar quarter commencing with the quarter ending March 31, 1999. The final installment under the Term Loan Facility will be payable on February 3, 2004. The Revolving Credit Facility will mature on February 3, 2004. As of November 16, 1998, $76.8 million in outstanding principal amount had been borrowed under the Term Loan Facility and $14.8 million in outstanding principal amount had been borrowed under the Revolving Credit Facility.

     Loans under the Term Loan Facility and the Revolving Credit Facility may be prepaid at any time and are subject to certain mandatory prepayments in an amount equal to (i) 100% of the net proceeds in excess of $1.0 million received from the issuance of equity by the Company or its subsidiaries, (ii) 100% of the net proceeds from certain asset sales in excess of $0.5 million in any calendar year and (iii) 50% (75% for the Company's 1998 fiscal year) of the Company's Excess Cash Flow (as defined in the 1998 Credit Agreement) if the ratio of its Funded Debt to EBITDA as of the last day of the fiscal year is less than 2.5 to
1.0. Prepayments under the Revolving Loan Facility will be applied first to reduce Base Rate loans until they are reduced to zero and then to reduce LIBOR loans. On June 30, 1998 and August 6, 1998, pursuant to the terms of the 1998 Credit Agreement, the Company reduced the principal amounts outstanding under its credit facility by $24.3 million and $5.5 million, respectively.

     The Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and certain of the direct and indirect subsidiaries of the Company. The 1998 Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for similar financings.

On September 30, 1998, the Company and the Lenders agreed to the fifth amendment to the 1998 Credit Agreement which revised the definition of the borrowing base to include the entire amount of the Revolving Loan Facility through January 1, 1999. As of June 30, 1998, the company was in violation of the covenant contained in the 1998 Credit Agreement which required the ratio of funded debt to EBITDA for the trailing twelve month period to be at or below 4.25 to 1. The Company and the Lenders agreed to waive this requirement by entering into the fourth amendment to the 1998 Credit Agreement to increase the maximum allowable ratio of funded debt to EBITDA to 5.00 to 1.00 for each of the fiscal quarters ended June 30, 1998 and September 30, 1998. The fourth amendment also increased the amount of capital expenditures allowed from $6.0 million in the fiscal year ended December 31, 1998, to $10.0 million to allow the Company to pursue additional payphone acquisitions. The Company prepaid a portion of the Term Loan Facility in August 1998 to a level within the required ratio of funded debt to EBITDA as of June 30, 1998. The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the 1998 Credit Agreement as current liabilities.

     On September 30, 1998, the Company entered into an additional revolving loan commitment of $5.0 million with NationsBank, N.A., under the same terms as the 1998 Credit Agreement. The principal of this revolving loan commitment and all accrued interest thereon will be payable on January 15, 1999. As of November 16, 1998, $2.5 million was outstanding under this revolving loan commitment.

     The Company believes that cash generated from operations and available borrowings under the credit facility will be sufficient to fund the Company's foreseeable cash requirements through February 3, 2004, including capital expenditures. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of its Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

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

SIGNATURE
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DAVEL COMMUNICATIONS GROUP, INC.




Date:  November 16, 1998                /s/ Michael E. Hayes
                                        ------------------------------
                                        Michael E. Hayes
                                        Senior Vice President and
                                        Chief Financial Officer