Form 10-K/A
period 1997-12-31
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-18
CIK 911016

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

     Listed below is a summary of acquisitions completed by the Company during 1997 and 1996, plus the recent CCI Acquisition.

                                                                 Number of        Purchase Price
               Company                           Date            Payphones        (In thousands)
--------------------------------------     ---------------     -------------     ----------------
Communications Central Inc.                February 1998              19,543     $      106,400.0
Tele/Data Pay Telephone                    August 1997                   183                510.9
Blair Telephone                            June 1997                   1,255              3,867.9
Quarter Call                               June 1997                     954              2,159.8
Mid-Eastern                                April 1997                    117                233.0
Pay Telephone America, Ltd.                November 1996               1,008              3,500.0
Payphone Corp. of America                  July 1996                     653              1,785.3
Cottonwood Communications                  June 1996                     933              2,620.1
Suntel                                     April 1996                     70                205.0
Capital Pay Phone Group, LLC               January 1996                  103                271.5
All others (less than 70 phones each)                                    352                547.4
                                                               -------------     ----------------

     Totals                                                           25,171     $      122,100.9
                                                               =============     ================

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

                            1995           1996           1997
                         ----------     ----------     ----------
Acquired                        717          2,767          2,861
Installed                     2,859          2,449          1,933
Removed                        (762)        (1,098)        (1,166)
                         ----------     ----------     ----------

    Net Increase              2,814          4,118          3,628
                         ==========     ==========     ==========

     Most of the Company's payphones are located in proximity to one of the Company's divisional offices, from which Company employees operate and service payphones and conduct sales and marketing efforts. The following table sets forth the number of payphones operated by the Company in each state as of December 31, 1996, December 31, 1997 and March 1, 1998:

                               December 31,        December 31,          March 1,
State                              1996                1997               1998
-----------------------       --------------      --------------      --------------
Alabama                                  154                 205               1,660
Arkansas                                  27                  45                 492
Arizona                                  675                 713                 727
California                                 -                   5                   -
Colorado                                   3                   3                 398
District of Columbia                     172                 202                 267
Delaware                                  54                  78                  94
Florida                                4,148               4,202               7,281
Georgia                                  606                 655               2,792
Iowa                                     870                 760                 786
Illinois                                 880                 898               1,757
Indiana                                  202                 217                 429
Louisiana                                105                 196                 961
Kentucky                                 346                 392                 636
Massachusetts                              -                   3                   3

Maryland                                   513            1,297          1,435
Michigan                                     -                -            227
Minnesota                                    -                -            437
Missouri                                   123              147            268
Mississippi                                850              990          1,876
North Carolina                           2,164            2,361          3,415
North Dakota                                 -                -              5
Nebraska                                    24               21             20
New Hampshire                                -                2              2
Nevada                                       4                3              3
New York                                     -               58             64
New Jersey                                   -                -              7
Ohio                                         -               81            547
Oklahoma                                     -                -             68
Pennsylvania                                 -            1,236          1,665
South Carolina                           1,275            1,338          1,861
Tennessee                                1,006            1,082          3,006
Texas                                        6                9          2,236
Virginia                                   887            1,337          2,638
Utah                                       187              248            248
Wisconsin                                    -                7            156
West Virginia                                -              118            184
                                      --------         --------       --------

     Totals                             15,281           18,909         38,651
                                      ========         ========       ========


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

                                                                                   Year ended December 31
                                                                                   ----------------------
                                                                   1997           1996        1995        1994        1993
                                                                 --------       --------    --------    --------    --------
                                                                                  (In thousands, except per share data)
Operating Data
Revenues:
  Coin Calls                                                     $ 25,211       $ 18,560      $ 14,357    $  9,916    $  6,616
Non-coin calls, net of 1997 dial-around
compensation adjustment                                            21,797         15,471        15,249      12,267       8,648
Switching services provided to Hospitality
Division                                                               --          2,359         1,751          69
Administrative support provided to discontinued
subsidiaries                                                           --            583           473         346
                                                                 --------       --------      --------    --------    --------
     Total revenues                                                47,008         36,973        31,830      22,598      15,264
Operating costs and expenses
  Telephone charges                                                 9,576          7,501         6,076       4,748       3,379
  Commissions                                                       6,202          4,605         3,852       2,848       1,944
  Service, maint. and network costs                                10,685          8,546         7,371       5,218       3,166
  Selling, general and administrative                               9,530          6,402         5,133       3,550       2,115
  Depreciation and amortization                                     4,316          2,986         2,136       1,389       1,188
Commissions paid to Hospitality Division                               --          1,681         1,116           1
                                                                 --------       --------      --------    --------    --------
     Total operating costs and expenses                            40,309         31,721        25,684      17,754      11,792
                                                                 --------       --------      --------    --------    --------
     Operating profit                                               6,699          5,252         6,146       4,844       3,472
Interest and other income                                             497            100           125         106         128
Interest (expense)                                                   (475)          (289)          (48)        (31)       (302)
                                                                 --------       --------      --------    --------    --------
     Total other income (expense)                                      22           (189)           77          75        (174)
                                                                 --------       --------      --------    --------    --------
     Earnings from continuing operations
       before income taxes                                          6,721          5,063         6,223       4,919       3,298
Income taxes                                                        2,459          1,868         2,403       1,806       1,309
                                                                 --------       --------      --------    --------    --------
     Earnings from continuing operations                            4,262          3,195         3,820       3,113       1,989
Discontinued operations
  Gain (loss) from hospitality division operations                     --            334  (1)   (2,043)        790          --
  Gain (loss) from sales of equipment and repairs                      --           (369) (1)     (465)       (150)       (131)
  Gain on sale of hospitality division                                 --            747            --          --          --
  Estimated loss on disposal                                           --           (102)           --          --          --
                                                                 --------       --------      --------    --------    --------
     Gain (loss) from discontinued operations                          --            610        (2,508)        640        (131)
                                                                 --------       --------      --------    --------    --------
     Net earnings                                                $  4,262       $  3,805      $  1,312    $  3,753    $  1,858
                                                                 ========       ========      ========    ========    ========
Basic earnings per share
     Continuing operations                                       $   0.93       $   0.70      $   0.85    $   0.70    $   0.64
     Discontinued operations                                     $     --       $   0.14      $  (0.56)   $   0.14    $  (0.04)
     Net earnings                                                $   0.93       $   0.84      $   0.29    $   0.84    $   0.60
Fully diluted earnings per share
     Continuing operations                                       $   0.90       $   0.70      $   0.86    $   0.70    $   0.64
     Discontinued operations                                     $     --       $   0.13      $  (0.56)   $   0.14    $  (0.04)
     Net earnings                                                $   0.90       $   0.83      $   0.29    $   0.84    $   0.60
Weighted average common shares outstanding                          4,601          4,513         4,455       4,455       3,117

                                                                   As of December 31
                                                                    1997          1996           1995       1994         1993
                                                                 ----------    ----------     ----------  ----------  ----------
                                                                                   (In thousands)
Balance Sheet Data:
Total assets                                                     $ 52,958       $ 43,862      $ 33,328    $ 33,035    $ 26,169
Long-term debt, less current maturities                             6,801          5,726           209          85         266
Shareholders' equity                                               37,970         32,935        27,990      26,678      22,918

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

     In accordance with the court's mandate, on October 9, 1997, the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per-call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

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

  The Company recorded dial-around compensation revenue, net of the provision for dial-around compensation, of approximately $1.2 million for the period from November 7, 1996 through December 31, 1996 and approximately $7.7 million for the period from January 1, 1997 through December 31, 1997.

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

     Non-coin call revenues increased approximately $6.3 million or 40.9%. The increase in non-coin call revenues was primarily attributable to approximately $6.1 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the Telecommunications Act, which became effective in November 1996 and approximately $4.1 million in additional non-coin call revenues resulting from the growth in the number of installed payphones. Approximately $1.3 million of the increase is attributed to the terms of a Telecommunications Services Agreement (the Services Agreement) connected with the sale of its hospitality division (ComTel) in 1996 which called for the provision of certain long distance services to ComTel for a period of one year after the effective date of the sale. The Agreement provided that, effective January 1, 1997, gross revenues on calls carried over Old Davel's long distance network would be recorded by ComTel rather than by Old Davel as was the case in the prior period. Amounts recorded as non-coin revenues by Old Davel related to the Agreement in the year ended December 31, 1997, consisted of payments made to Old Davel for use of its long distance network rather than the gross call revenue. The gross call revenue was recorded as related party revenues in 1996 and 1995. The increase in non-coin call revenues was partially offset by the fact that during the third quarter of 1997, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, non-coin call revenues for the year ended December 31, 1997, were reduced by approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). The increase in non-coin call revenues was also offset by a decrease of approximately $4.0 million related to lower volumes of calls per payphone routed through its long distance network due to an increase in the number of dial-around calls placed from its payphones.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, total revenues from continuing operations increased approximately $5.1 million or 16.2%, compared to the year ended December 31, 1995. This growth was primarily attributable to additional coin call revenues resulting from an increase from 11,163 payphones on December 31, 1995 to 15,281 payphones on December 31, 1996. Coin call revenues increased approximately $4.2 million, or 29.3%. Non-coin call revenues increased approximately $0.2 million, or 1.5%. The increase in non-coin call revenues was primarily attributable to approximately $1.3 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the Telecommunications Act, which became effective in November 1996, and approximately $3.2 million in additional non-coin call revenues resulting from the growth in the number of installed payphones. The increase in non-coin call revenues was offset by a decrease of approximately $4.3 million related to lower volumes of calls per payphone routed through its long distance network due principally to an increase in the number of dial-around calls placed from its payphones. Switching services provided to Hospitality Division increased approximately $0.6 million from $1.8 million for the year ended December 31, 1995 to $2.4 million for the year ended December 31, 1996. Switching services provided to Hospitality Division related to long distance services provided through a Telecommunications Service Agreement with its hospitality division. The increase is attributable to additional long distance traffic routed through the Company's switching equipment. Administrative support provided to discontinued subsidiaries increased approximately $100,000 to approximately $600,000 for the year ended December 31, 1996 from approximately $500,000 for the year ended December 31, 1995. The increase is attributable to the shifting of administrative functions from the Hospitality Division's office in Colorado to the Company's administrative office in Illinois.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data


                                                                      PAGE NUMBERS
                                                                      ------------
         Independent Auditors' Report of Arthur Andersen LLP
          for the year ended December 31, 1997                              33

         Independent Auditors' Report of Kerber, Eck & Braeckel LLP
          for the years ended December 31, 1996 and 1995                    34

         Consolidated Balance Sheets for December 31,
          1997 and 1996                                                     35

         Consolidated Statements of Income for the years
          ended December 31, 1997, 1996 and 1995                            36

         Consolidated Statements of Shareholders'
          Equity for the years ended December 31,
          1997, 1996 and 1995                                               37

         Consolidated Statements of Cash Flows for
          the years ended December 31, 1997, 1996 and 1995                  38

         Notes to Consolidated Financial Statements                         39

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



KERBER, ECK & BRAECKEL LLP



Springfield, Illinois
                                March 14, 1997

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

            CONSOLIDATED BALANCE SHEETS  DECEMBER 31, 1997 AND 1996
            -------------------------------------------------------
                (In thousands, except per share and share data)

                                                                                               1997         1996
                                                                                            -----------  -----------
                                                       ASSETS
                                                       ------
CURRENT ASSETS:

 Cash and cash equivalents                                                                   $    2,567   $    4,630
 Trade accounts receivable, net of allowance for doubtful accounts of $185 and $154,
  respectively                                                                                    9,105        6,079
 Note receivable                                                                                  2,536        2,301
 Other current assets                                                                               702        1,745
                                                                                             ----------   ----------
      Total current assets                                                                       14,910       14,755

PROPERTY AND EQUIPMENT                                                                           34,528       26,888

OTHER ASSETS, net                                                                                 3,520        2,219
                                                                                             ----------   ----------
      Total assets                                                                           $   52,958   $   43,862
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

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             ----------------------------------------------------
                (In thousands, except per share and share data)

                                                                                        1997         1996         1995
                                                                                     -----------  -----------  -----------
REVENUES:
 Coin calls                                                                           $  25,211    $  18,560    $  14,357
 Non-coin calls, net of 1997 dial-around compensation adjustment--
 Note 16                                                                                 21,797       15,471       15,249
 Swithching services provided to Hopitality Division--Note 8                                  -        2,359        1,751
 Administrative support provided to discontinued subsidiaries--Note 8                         -          583          473
                                                                                      ---------    ---------    ---------
      Total revenues                                                                     47,008       36,973       31,830
                                                                                      ---------    ---------    ---------
COSTS AND EXPENSES:
 Telephone charges                                                                        9,576        7,501        6,076
 Commissions                                                                              6,202        4,605        3,852
 Service, maintenance and network costs                                                  10,685        8,546        7,371
 Selling, general and administrative                                                     13,846        9,388        7,269
 Commisions paid to Hospitality Division--Note 8                                              -        1,681        1,116
                                                                                      ---------    ---------    ---------
      Total operating costs and expenses                                                 40,309       31,721       25,684
                                                                                      ---------    ---------    ---------
      Operating profit                                                                    6,699        5,252        6,146

INTEREST EXPENSE                                                                           (475)        (289)         (48)

OTHER                                                                                       497          100          125
                                                                                      ---------    ---------    ---------
      Income from continuing operations before income taxes                               6,721        5,063        6,223

PROVISION FOR INCOME TAXES                                                                2,459        1,868        2,403
                                                                                      ---------    ---------    ---------
      Net income from continuing operations                                               4,262        3,195        3,820

DISCONTINUED OPERATIONS                                                                       -          610       (2,508)
                                                                                      ---------    ---------    ---------
      Net income                                                                      $   4,262    $   3,805    $   1,312
                                                                                      =========    =========    =========

BASIC EARNINGS PER SHARE:
 Continuing operations                                                                $     .93    $     .70    $     .85
                                                                                      ---------    ---------    ---------
 Discontinued operations                                                                      -          .14         (.56)
                                                                                      ---------    ---------    ---------
 Basic earnings per share                                                             $     .93    $     .84    $     .29
                                                                                      =========    =========    =========
DILUTED EARNINGS PER SHARE:
 Continuing operations                                                                $     .90    $     .70    $     .85
                                                                                      ---------    ---------    ---------
 Discontinued operations                                                                      -          .13         (.56)
                                                                                      ---------    ---------    ---------
 Diluted earnings per share                                                           $     .90    $     .83    $     .29
                                                                                      =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                   4,600,725    4,513,035    4,455,000
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

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             ----------------------------------------------------
                       (In thousands, except share data)



                                                           Common Stock          Additional
                                                     -------------------------
                                                                                   Paid-In      Retained
                                                        Shares       Amount        Capital      Earnings       Total
                                                     ------------  -----------  -------------  -----------  -----------
BALANCE, December 31, 1994                              4,455,000          $45        $18,773      $ 7,860      $26,678

 Net income for the year ended December 31,
  1995                                                          -            -              -        1,312        1,312
                                                     ------------       ------    -----------     --------   ----------
BALANCE, December 31, 1995                              4,455,000           45         18,773        9,172       27,990

 Stock options and warrants exercised                     126,269            1          1,139            -        1,140
 Net income for the year ended December 31,
  1996                                                          -            -              -        3,805        3,805
                                                     ------------       ------    -----------     --------   ----------
BALANCE, December 31, 1996                              4,581,269           46         19,912       12,977       32,935

 Stock options exercised and grants of
   common stock                                            48,054            -            773            -          773
 Net income for the year ended December 31,
  1997                                                          -            -              -        4,262        4,262
                                                     ------------       ------    -----------     --------   ----------
BALANCE, December 31, 1997                              4,629,323          $46        $20,685      $17,239      $37,970
                                                     ============       ======    ===========     ========   ==========



       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                 (In thousands)


                                                                                    1997           1996           1995
                                                                                -------------  -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $  4,262       $  3,805       $ 1,312
 Adjustments to reconcile net income to cash flows from operating activities-
   Gain on sale of discontinued operations                                           -             (644)          -
   Losses from discontinued operations                                               -               35         2,508
   Depreciation and amortization                                                   4,316          2,986         2,136
   Gain on sale of property and equipment                                           (156)            (1)           (6)
   Deferred income taxes                                                           1,021            833            45
   Nonrecurring charge                                                               -              -             215
 Changes in assets and liabilities, net of effects from acquisition-
  Accounts receivable                                                             (3,026)           447        (1,658)
  Note receivable                                                                   (235)           -             -
  Other assets                                                                    (1,102)          (929)          (81)
  Accounts payable                                                                   213         (1,104)          392
  Accrued liabilities                                                                320            471          (364)
                                                                               -----------     ----------     ----------
      Net cash from operating activities                                           5,613          5,899         4,499

      Net cash from discontinued operations                                          -              671           355
                                                                               -----------    -----------     ----------
      Net cash flows from operating activities                                     5,613          6,570         4,854
                                                                               -----------    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                             (4,092)        (5,092)       (5,585)
 Proceeds from sale of property and equipment                                         26            -              31
 Proceeds from sale of discontinued operations                                       -            2,654           -
 (Increase) decrease in cash value of life insurance                                  93             (9)           (6)
 Purchase of payphone assets, net of cash                                         (7,131)        (8,570)       (1,688)
                                                                               -----------    -----------     ----------
      Net cash flows from investing activities                                   (11,104)       (11,017)       (7,248)
                                                                               -----------    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                     13,660          7,411           -
 Payments on long-term debt                                                      (11,005)        (1,906)          (73)
 Issuance of common stock through stock options and warrants                         773          1,139           -
                                                                               -----------    -----------     ----------
      Net cash flows from financing activities                                     3,428          6,644           (73)
                                                                               -----------    -----------     ----------
      Net (decrease) increase in cash and cash equivalents                        (2,063)         2,197        (2,467)

CASH AND CASH EQUIVALENTS, beginning of period                                     4,630          2,433         4,900
                                                                               -----------    -----------     ----------
CASH AND CASH EQUIVALENTS, end of period                                        $  2,567       $  4,630       $ 2,433
                                                                               ===========    ===========     ==========

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

Other Assets
------------

Other assets include costs associated with obtaining written and signed location contracts, goodwill and other intangibles. Costs associated with obtaining location contracts are amortized on a straight-line basis over the life of the contract, based on contract terms and historical renewal rates, generally 5 years. Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 10 years. Accumulated amortization as of December 31, 1997 and 1996 was approximately $1,113 and $646, respectively.

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

6.   OTHER CURRENT ASSETS:
     ---------------------

Other assets consist of the following at December 31:

                                                             1997     1996
                                                           -------  -------
      Prepaid income taxes                                 $   126  $   805
      Discontinued operations                                    -      599
      Other                                                    576      341
                                                           -------  -------
           Total other current assets                      $   702  $ 1,745
                                                           =======  =======

7.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment is summarized as follows at December 31:

                                                                                      Estimated
                                                                                     Useful Life
                                                            1997          1996         in Years
                                                         -----------  ------------  --------------
     Installed payphones and related equipment             $ 41,561       $30,849               10
     Vehicles and other equipment                             1,654         1,679             5-39
                                                         ----------    ----------
                                                             43,215        32,528

     Less-  Accumulated depreciation                        (11,943)       (8,567)
                                                         ----------    ----------
                                                             31,272        23,961

     Uninstalled payphone equipment                           3,256         2,927
                                                         ----------    ----------
                                                           $ 34,528       $26,888
                                                         ==========    ==========

8.   RELATED-PARTY NOTES AND TRANSACTIONS:
     -------------------------------------

Transactions With Shareholder
-----------------------------

The Company engaged in the following transactions with a shareholder.

                                                                                         1997      1996      1995
                                                                                       --------  --------  --------
     Payments made for rent of commercial real estate and lease of long distance
      switching equipment                                                                 $ 196     $ 239     $ 232
                                                                                       ========  ========  ========

     Payments received for providing administrative services                              $ 107     $ 122     $ 127
                                                                                       ========  ========  ========

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

9.   LONG-TERM DEBT:
     ---------------

Following is a summary of long-term debt as of December 31:

                                                                                              1997        1996
                                                                                           ----------  ----------
     Term note payable to the bank at the bank's adjusted LIBOR rate (7.66% at December
      31, 1997), principal payments of $375 plus interest due quarterly beginning
      October 1, 1997, collateralized by the Company's assets
                                                                                               $7,125  $        -



     Revolving Advance on bank's line of credit at the bank's corporate base rate (8.50%
      and 8.25% at December 1997 and 1996, respectively), interest due monthly with the principal due September 30, 2001, collateralized by the Company's assets
                                                                                                1,176       5,590



     Notes payable to banks and others with interest rates ranging from 5.90% to 9.95%
      due at various dates ending March 1998                                                        1         205
                                                                                            ---------   ---------
                                                                                                8,302       5,795

     Less-  Current maturities                                                                  1,501          69
                                                                                            ---------   ---------
                                                                                               $6,801      $5,726
                                                                                            =========   =========

     Annual maturities of long-term debt are as follows:
        Year ended December 31:
         1998                                               $1,501
         1999                                                1,500
         2000                                                1,500
         2001                                                2,676
         2002                                                1,125

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

The annual minimum rental commitments under operating leases are as follows:

    Year ended December 31:
         1998                                                      $ 345
         1999                                                        230
         2000                                                        127
         2001                                                        103
         2002                                                        103
         Thereafter                                                   52
                                                                   -----
              Total minimum payments required                      $ 960
                                                                   =====

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

A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below:

                                             1997                         1996                        1995
                                  --------------------------   -------------------------   -------------------------
                                                  Weighted                     Weighted                    Weighted
                                                   Average                     Average                     Average
                                                  Exercise                     Exercise                    Exercise
                                     Shares         Price         Shares        Price         Shares        Price
                                  ------------  -------------  ------------  ------------  ------------  ------------
Outstanding at beginning of year
                                      501,900       $14.07         420,774       $12.63        414,674       $12.67
Granted                                33,700        16.02         255,000        14.66         12,000        11.88
Exercised                             (23,050)       13.60        (173,874)       12.36              -            -
Expired                                (1,000)       12.38               -            -         (5,900)       13.42
                                   ----------                   ----------                  ----------
Outstanding at end of
 year                                 511,550       $14.22         501,900       $14.07        420,774       $12.63
                                  ===========       ======      ==========       ======     ==========       ======
Options exercisable at
 year-end                             511,550       $14.22         276,566       $13.44        344,672       $12.61

Weighted-average fair
 value of options
 granted during the
 year                                               $ 6.04                       $ 3.98                      $ 3.85

The following information applies to options outstanding at December 31, 1997:

   Number outstanding                                                                    511,550
   Range of exercise prices                                                       $9.25 - $17.00

   Weighted-average exercise price                                                        $14.22
   Weighted-average remaining contractual life                                        2.57 years

12.  EARNINGS PER SHARE:
     -------------------

In accordance with SFAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for each of the years ended December 31, 1997, 1996 and 1995.

                                                                  1997           1996           1995
                                                              -------------  -------------  -------------
Weighted average shares outstanding                               4,600,725      4,513,035      4,455,000
Assumed exercise of options and warrants
 (treasury stock method)                                            126,016         50,557              -
                                                              -------------  -------------  -------------
Diluted shares outstanding                                        4,726,741      4,563,592      4,455,000
                                                              =============  =============  =============

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

The provision for income taxes is as follows:

                                                                                 1997       1996        1995
                                                                              ----------  ---------  ----------
Currently payable:
 Federal                                                                       $   1,323  $     828  $   1,968
 State                                                                               115        207        299
                                                                               ---------  ---------  ---------
                                                                                   1,438      1,035      2,267

Deferred                                                                           1,021        833        136
                                                                               ---------  ---------  ---------
      Income tax from continuing operations                                        2,459      1,868      2,403

Income tax expense (benefit) from discontinued operations                              -        300        (25)
                                                                               ---------  ---------  ---------
      Total income tax expense                                                 $   2,459  $   2,168  $   2,378
                                                                               =========  =========  =========

Deferred tax assets and liabilities consist of the following at December 31:

                                                                  1997                           1996
                                                      ----------------------------   ----------------------------
                                                          Net            Net             Net            Net
                                                        Current       Noncurrent       Current       Noncurrent
                                                      -----------  ----------------  -----------  ----------------
Assets:
 Capital loss carryforward                                   $  -          $   561          $  -          $   561
 State net operating loss and AMT carryforwards                                135
                                                                -                              -                -
 Other                                                         82               63            79               27
                                                            -----        ---------         -----        ---------
                                                               82              759            79              588

Liabilities:
 Depreciation                                                   -           (3,795)            -           (2,603)
                                                            -----        ---------         -----        ---------
      Subtotals                                                82           (3,036)           79           (2,015)

Valuation allowance                                             -             (561)            -             (561)
                                                            -----        ---------         -----        ---------
      Deferred taxes                                          $82          $(3,597)          $79          $(2,576)

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


A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                                                 1997         1996        1995
                                                                              -----------  ----------  ----------
      Provision for federal income tax at the statutory rate (34%)                $2,285      $1,722      $2,116
      State income taxes, net of federal benefit                                     218         167         205
      Capital losses                                                                   -         152         (49)
      Other, net                                                                     (44)       (173)        131
                                                                               ---------   ---------   ---------
            Income taxes from continuing operations                                2,459       1,868       2,403

      Income tax expense (benefit) from discontinued operations                        -         300         (25)
                                                                               ---------   ---------   ---------
            Total income tax expense                                              $2,459      $2,168      $2,378
                                                                               =========   =========   =========

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

15.    STATEMENT OF CASH FLOWS:
       ------------------------

Cash paid during the years ended December 31 for interest and income taxes was as follows:

                                                                                    1997      1996       1995
                                                                                  --------  ---------  ---------
      Interest                                                                       $ 196     $  367     $  142
                                                                                  ========  =========  =========

      Income tax payments                                                            $ 312     $2,129     $2,433
                                                                                  ========  =========  =========

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

The Company recorded dial-around compensation revenue, net of the provision for dial-around compensation, of approximately $1.2 million for the period from November 7, 1996 through December 31, 1996 and approximately $7.7 million for the period from January 1, 1997 through December 31, 1997.

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

18.  SUBSEQUENT EVENT:
     -----------------

On February 3, 1998, the Company acquired all the issued and outstanding shares of common stock, $.01 par value per share (the Common Stock) of Communications Central Inc. (CCI) (including the associated rights to purchase shares of Common Stock) at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, and assumed CCI's outstanding debt of $36.7 million.

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


19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

Certain unaudited quarterly financial information for the year ended December 31, 1997, is as follows:

                                                                 Quarter Ended
                                             -----------------------------------------------------   -----------
                                                                                                        Full
                   1997                         March         June        September      December       Year
                   ----                      ------------  -----------  -------------  ------------  -----------
Total revenues                                    $10,680      $11,969        $11,923       $12,436      $47,008
Operating profit                                    1,813        2,614            308         1,964        6,699
Net income                                          1,122        1,613            245         1,282        4,262

Net earnings per share:
 Basic                                            $  0.25      $  0.35        $  0.05       $  0.28      $  0.93
 Diluted                                          $  0.24      $  0.34        $  0.05       $  0.27      $  0.90

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

27.1 Financial Data Schedule (incorporated by reference to Exhibit 27.1 to Annual Report on Form 10-K for the year ended December 31, 1997).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DAVEL COMMUNICATIONS GROUP, INC.
Date:  November 18, 1998
                         /s/ Michael E. Hayes
                         --------------------
                         Michael E. Hayes
                         Senior Vice President
                         and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                       DATE

 /s/ David R. Hill           Chairman of the Board of Directors   March 31, 1998
----------------------------
 David R. Hill

 /s/ Robert D. Hill          President, Chief Executive Officer   March 31, 1998
----------------------------
Robert D. Hill               and Director

 /s/ Michael E. Hayes        Senior Vice President, Chief         March 31, 1998
----------------------------
Michael E. Hayes             Financial Officer and Director

/s/ Paul B. Demirdjian       Senior Vice President of             March 31, 1998
----------------------------
Paul B. Demirdjian           Operations and Director

 /s/ Michael G. Kouri        Senior Vice President of             March 31, 1998
----------------------------
Michael G. Kouri             Development and Finance and
                             Director

 /s/ Theodore C. Rammelkamp, Jr. Senior Vice President, General   March 31, 1998
--------------------------------
Theodore C. Rammelkamp, Jr.      Counsel and Director

 /s/ A. Jones Yorke          Director                             March 31, 1998
----------------------------
A. Jones Yorke

 /s/ Glen E. Barber          Director                             March 31, 1998
----------------------------
Glen E. Barber

 /s/ Thomas M. Vitale        Director                             March 31, 1998
----------------------------
Thomas M. Vitale