Form 10-Q/A
period 1998-06-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-18
CIK 911016

                                  FORM 10-Q/A
                                Amendment No. 3

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

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                 (In thousands, except per share and share data)


                                                                                  June 30           December 31
                                                     ASSETS                        1998                 1997
                                                                                   ----                 ----
CURRENT ASSETS
    Cash and cash equivalents                                                   $       7,435       $       2,567
    Trade accounts receivable, net of allowance
       for doubtful accounts of $5,344 and $185,
       respectively                                                                    24,164               9,105
    Note receivable                                                                     2,347               2,536
    Other current assets                                                                3,713                 702
                                                                                -------------       -------------

                Total current assets                                                   37,659              14,910

PROPERTY AND EQUIPMENT                                                                 82,112              34,528

OTHER ASSETS                                                                           65,506               3,520
                                                                                -------------       -------------

                Total assets                                                    $     185,277       $      52,958
                                                                                =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                        $      16,667       $       1,501
    Accounts payable                                                                    3,067               1,257
    Accrued liabilities                                                                10,428               1,832
                                                                                -------------       -------------

                Total current liabilities                                              30,162               4,590

LONG-TERM DEBT                                                                         80,330               6,801

DEFERRED INCOME TAXES                                                                  10,267               3,597

SHAREHOLDERS' EQUITY
    Preferred stock - $.01 par value, 1,000,000 shares
       authorized but unissued
    Common stock - $.01 par value, 10,000,000 shares
       authorized,  5,772,209 and 4,629,323 shares issued
       and outstanding, respectively                                                       58                  46
    Additional paid-in capital                                                         49,191              20,685
    Retained earnings                                                                  15,269              17,239
                                                                                -------------       -------------

                Total shareholders' equity                                             64,518              37,970
                                                                                -------------       -------------

                Total liabilities and shareholders' equity                      $     185,277       $      52,958
                                                                                =============       =============

     The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30

                (In thousands, except per share and share data)


                                                                                1998              1997
                                                                                ----              ----
Revenues
    Coin calls                                                                     $14,896           $6,086
    Non-coin calls                                                                   9,811            5,795
                                                                                     -----            -----

                      Total revenues                                                24,707           11,881

Costs and expenses
    Telephone charges                                                                5,363            2,318
    Commissions                                                                      3,777            1,551
    Service, maintenance and network costs                                           4,908            2,368
    Selling, general and administrative                                              9,375            3,055
                                                                                     -----            -----

                      Total operating costs and expenses                            23,423            9,292
                                                                                    ------            -----

                      Operating profit                                               1,284            2,589

Interest expense                                                                    (2,562)             (83)

Other                                                                                  180               96
                                                                                       ---               --

             Income (loss) from operations before income taxes                      (1,098)           2,602

Provision for income taxes                                                            (462)             989
                                                                                     -----              ---

             Net income (loss)                                                     $  (636)          $1,613
                                                                                   =======           ======

Basic earnings (loss) per share                                                    $  (.14)          $  .35
                                                                                   =======           ======

Diluted earnings (loss) per share                                                  $  (.14)          $  .35
                                                                                   =======           ======


Weighted average shares outstanding                                              4,672,774        4,581,269
                                                                                 =========        =========




       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                       FOR THE SIX MONTHS ENDING JUNE 30

                (In thousands, except per share and share data)

                                                                            1998           1997
                                                                            ----           ----
Revenues
  Coin calls                                                             $  26,432      $  11,457
  Non-coin calls                                                            17,578         11,104
                                                                         ---------      ---------

          Total revenues                                                    44,010         22,561

Costs and expenses
  Telephone charges                                                          9,876          4,569
  Commissions                                                                6,969          2,928
  Service, maintenance and network costs                                     9,002          4,598
  Restructuring costs                                                          825              -
  Selling, general and administrative                                       16,898          6,064
                                                                         ---------      ---------

          Total operating costs and expenses                                43,570         18,159
                                                                         ---------      ---------

          Operating profit                                                     440          4,402

Interest expense                                                            (4,209)          (161)

Other                                                                          343            169
                                                                         ---------      ---------

          Income (loss) from operations before income taxes                 (3,426)         4,410

Provision for income taxes                                                  (1,456)         1,674
                                                                         ---------      ---------

          Net income (loss)                                              $  (1,970)     $   2,736
                                                                         =========      =========

Basic earnings (loss) per share
                                                                         $    (.42)     $     .60
                                                                         =========      =========

Diluted earnings (loss) per share                                        $    (.42)     $     .59
                                                                         =========      =========

Weighted average shares outstanding                                      4,657,265      4,581,269
                                                                         =========      =========



       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30

                                (In thousands)

                                                                               1998              1997
                                                                               ----              ----
Cash flows from operating activities
    Net income (loss)                                                           $ (1,970)         $ 2,736
    Adjustments to reconcile net income (loss) to cash flows
      from operating activities:
          Gain on sale of property and equipment                                     (36)              (6)
          Depreciation and amortization                                            7,456            1,896
          Deferred income taxes                                                      270              413
          Restructuring charge                                                       825                -
    Changes in assets and liabilities, net of
       effects from acquisitions
          Accounts receivable                                                     (9,172)          (3,197)
          Note receivable                                                            189                -
          Other assets                                                            (2,687)             211
          Accounts payable                                                         1,147              175
          Accrued liabilities                                                      3,546              260
                                                                                --------         --------
                 Net cash flows from operating activities                           (432)           2,488

Cash flows from investing activities
    Capital expenditures                                                          (3,805)          (2,480)
    Proceeds from sale of property and equipment                                      51               19
    Decrease in net assets of discontinued operations                                  -              599
    (Increase) decrease in cash value of life insurance                                -               (2)
    Increase in other investing assets                                            (1,597)            (237)
    Purchase of pay telephones                                                      (215)          (6,160)
    Purchase of Communications Central Inc., net of cash acquired               (103,946)               -
                                                                                --------         --------

                 Net cash flows from investing activities                       (109,512)          (8,261)

Cash flows from financing activities
    Long-term debt financing                                                     120,700            6,160
    Payments on long-term debt                                                   (34,405)          (3,115)
    Proceeds of sale of common stock                                              28,517                -
                                                                                --------         --------

                 Net cash flows from financing activities                        114,812            3,045
                                                                                --------         --------

                 Net (decrease) increase in cash
                   and cash equivalents                                            4,868           (2,728)

Cash and cash equivalents, beginning of period                                     2,567            4,630
                                                                                --------         --------

Cash and cash equivalents, end of period                                        $  7,435          $ 1,902
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



          Six Months Ended June 30, 1997:
               Total revenues                               $51,561
                                                            =======

               Income from continuing operations            $ 3,066
                                                            =======

               Basic Income from continuing operations
               per share                                    $  0.67
                                                            =======

               Diluted Income from continuing operations
               per share                                    $  0.65
                                                            =======

         The allocation of the purchase price of the CCI Acquisition is summarized as follows:



             Working capital                    $   7,955
             Property and equipment, net           48,578
             Goodwill                              45,700
             Identifiable intangible assets        11,583
                                                ---------
                                                $ 113,816
                                                =========



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



                                   DAVEL COMMUNICATIONS GROUP, INC.




Date:  November 9, 1998                      /s/ Michael E. Hayes
                                             -----------------------------

                                             Michael E. Hayes
                                             Senior Vice President and
                                             Chief Financial Officer