Form 10-Q/A
period 1998-09-30
DAVEL COMMUNICATIONS GROUP INC
filed 1998-11-18
CIK 911016

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

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                (In thousands, except per share and share data)

                                                                          1998             1997
                                                                     ---------------  --------------
REVENUES:
  Coin calls                                                             $   14,998      $    6,761
  Non-coin calls, net of 1997 dial-around
    compensation adjustment--Note 7                                          10,175           5,135
                                                                       ------------    ------------
     Total revenues                                                          25,173          11,896
                                                                       ------------    ------------
COSTS AND EXPENSES:
  Telephone charges                                                           5,143           2,618
  Commissions                                                                 3,974           1,713
  Service, maintenance and network costs                                      5,342           3,194
  Selling, general and administrative                                         9,190           4,063
                                                                       ------------    ------------
     Total operating costs and expenses                                      23,649          11,588
                                                                       ------------    ------------
     Operating profit                                                         1,524             308

INTEREST EXPENSE                                                             (2,086)           (158)

OTHER                                                                          (192)            227
                                                                       ------------    ------------
     Income (loss) from operations before income taxes                         (754)            377

PROVISION FOR INCOME TAXES                                                        -             132
                                                                       ============    ============
     Net income (loss)                                                   $     (754)     $      245
                                                                       ============    ============
BASIC EARNINGS (LOSS) PER SHARE                                          $     (.13)     $      .05
                                                                       ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:                                       $     (.13)     $      .05
                                                                       ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       5,780,427       4,612,260
                                                                       ============    ============

       The accompanying notes are an integral part of these statements.

               DAVEL COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30

                (In thousands, except per share and share data)

                                                                          1998             1997
                                                                     ---------------  --------------
REVENUES:
  Coin calls                                                             $   41,430      $   18,218
  Non-coin calls, net of 1997 dial-around compensation
     adjustment--Note 7                                                      27,753          16,239
                                                                       ------------    ------------
     Total revenues                                                          69,183          34,457
                                                                       ------------    ------------
COSTS AND EXPENSES:
  Telephone charges                                                          15,019           7,187
  Commissions                                                                10,943           4,641
  Service, maintenance and network costs                                     14,344           7,792
  Restructuring costs                                                           825               -
  Selling, general and administrative                                        26,088          10,127
                                                                       ------------    ------------
     Total operating costs and expenses                                      67,219          29,747
                                                                       ------------    ------------
     Operating profit                                                         1,964           4,710

INTEREST EXPENSE                                                             (6,295)           (319)

OTHER                                                                           152             395
                                                                       ------------    ------------
     Income (loss) from operations before income taxes                       (4,179)          4,786

PROVISION FOR INCOME TAXES                                                   (1,455)          1,806
                                                                       ============    ============
     Net income (loss)                                                   $   (2,724)     $    2,980

BASIC EARNINGS (LOSS) PER SHARE                                          $     (.54)     $      .65
                                                                       ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:                                       $     (.54)     $      .63
                                                                       ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       5,031,652       4,591,713
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

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, non-coin call revenues for the nine months ended September 30, 1997 were reduced by approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). The Company previously reported this provision as a separate component of costs and expenses. In the third quarter of 1998, the Company reclassified the provision as a reduction in non-coin revenue. Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

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

   Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, non-coin call revenues for the nine months ended September 30, 1997 were reduced by approximately $1.2 million ($0.7 million net of applicable commissions and income taxes). The Company previously reported this provision as a separate component of costs and expenses. In the third quarter of 1998, the Company reclassified the provision as a reduction in non-coin revenue. Beginning on July 1, 1997, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

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